Form 10-Q
period 1995-03-31
AMRESCO INC
filed 1995-05-15
CIK 225569

UNITED STATES
    SECURITIES AND EXCHANGE COMMISSION Washington, D.C.  20549

                           FORM 10-Q
             (Mark One)
  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1995
                                    OR
  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-8630

                            AMRESCO, INC.
          (Exact name of Registrant as specified in its charter)

Delaware                                         59-1781257
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)          Identification No.)

1845 Woodall Rodgers Fwy
Dallas, Texas                                        75201
(Address of principal executive                  (Zip Code)
offices)


Registrant's telephone number, including area code:(214) 953-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes  X                             No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     23,920,893 shares of common stock, $.05 par value per shares as of April 30, 1995

             Location of Exhibit Index:  Page 16

                      AMRESCO, INC.
                         INDEX

                                                        Page No.

COVER PAGE                                                  1

INDEX                                                       2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

   Consolidated Condensed Balance Sheets -
     March 31, 1995 and December 31, 1994                   3

   Consolidated Condensed Statements of Income -
     Three Months Ended March 31, 1995 and 1994             4

   Consolidated Condensed Statement of
     Shareholders' Equity - Three Months Ended
     March 31, 1995                                         5

   Consolidated Condensed Statements of Cash
     Flows - Three Months Ended March 31, 1995
     and 1994                                               6

   Notes to Consolidated Condensed
     Financial Statements                                   7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                         9

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                  15

SIGNATURE                                                  15

EXHIBIT INDEX                                              16

                      PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements (Unaudited)

                              AMRESCO, INC.
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                   (Unaudited; dollars in thousands)
                                             March 31,     Dec. 31,
                         ASSETS                1995          1994
                                             ---------    ---------
Cash and cash equivalents                    $  16,119    $  20,446
Accounts receivable, net of reserves of
  $4,787 and $4,929, respectively               10,516       20,682
Investment in asset portfolios  (Note 2):
  Loans                                         38,708       30,920
  Partnerships and joint ventures               25,379       22,491
  Real estate                                   11,233       11,171
  Asset-backed securities                        3,481        3,481
Deferred income taxes                           16,458       17,207
Premises and equipment, net of accumulated
  depreciation of $1,314 and $1,082,
  respectively                                   4,585        4,301
Intangible assets, net of accumulated
  amortization of $1,827 and $1,226,
  respectively                                  30,098       30,668
Other assets                                    11,168       10,973
                                              --------      -------
TOTAL ASSETS                                  $167,745     $172,340
                                              ========     ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable                              $  3,899     $  4,891
Accrued employee compensation and
  benefits                                       7,308       18,460
Notes payable                                   10,000       15,500
Nonrecourse debt  (Note 2)                      14,375          959
Income taxes payable                             2,008        1,219
Payable to partners                              2,936        3,907
Other liabilities                               10,887       13,818
                                              --------     --------
Total liabilities                               51,413       58,754
                                              --------     --------
SHAREHOLDERS' EQUITY:
Common stock, $.05 par value, authorized
  50,000,000 shares; 23,830,130 and
  23,592,647 shares issued in 1995 and
  1994, respectively                             1,192        1,180
Capital in excess of par                        76,179       74,691
Reductions for employee stock                   (1,037)        (429)
Treasury stock, $.05 par value, 24,339
  shares in 1995                                  (160)
Retained earnings                               40,158       38,144
                                              --------     --------
Total shareholders' equity                     116,332      113,586
TOTAL LIABILITIES AND SHAREHOLDERS'           --------     --------
  EQUITY                                      $167,745     $172,340
                                              ========     ========

See notes to consolidated financial statements.

                             AMRESCO, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
      (Unaudited; dollars in thousands, except per share amounts)
                                            Three Months Ended March 31,
                                                  1995          1994
                                                ---------     --------
REVENUES:
  Asset management and disposition                $10,833      $36,412
  Earnings on asset portfolios                      5,777        1,615
  Mortgage banking                                  2,775
  Other                                             1,455        2,536
                                                  -------      -------
    Total revenues                                 20,840       40,563
                                                  -------      -------
EXPENSES:
  Personnel                                        11,454       21,874
  Occupancy                                           752        1,274
  Equipment                                           465          774
  Professional fees                                 1,155        2,921
  General and administrative                          972        3,794
  Interest                                            415          654
  Profit participations                               291           28
                                                 --------     --------
    Total expenses                                 15,504       31,319
                                                 --------     --------
Income from continuing operations
  before taxes                                      5,336        9,244
Income tax expense                                  2,181        3,886
                                                 --------     --------
INCOME FROM CONTINUING OPERATIONS                   3,155        5,358
Loss from discontinued operations,
  net of $281 income tax benefit                        -          422
                                                  -------      -------
NET INCOME                                        $ 3,155      $ 4,936
                                                  =======      =======
Earnings per share for income from
  continuing operations                             $0.13        $0.23
Earnings per share                                  $0.13        $0.21
Weighted average shares outstanding            24,182,827   23,266,466

See notes to consolidated financial statements.

                              AMRESCO, INC.
      CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                  Three Months Ended March 31, 1995
        (Unaudited; dollars in thousands, except share data)
                     Common Stock      Capital   Reductions
                  Number                 in         for                             Total
                    of                  Excess    Employee   Treasury  Retained  Shareholders'
                  Shares      Amount    of Par      Stock      Stock   Earnings     Equity
                  ----------  ------   -------     ------    --------  --------  ------------
JANUARY 1, 1995   23,592,647  $1,180   $74,691     $(429)     $   -     $38,144   $113,586

Exercise of stock
 options             237,483      12     1,086                                       1,098

Tax benefits from
 employee stock
 compensation                              402                                         402

Settlement of
 notes receivable
 for officers'
 shares with
 common stock
 (14,339 shares)                                      89         (89)                    -

Acquisition of
 treasury stock
 (10,000 shares)                                                 (71)                  (71)

Unearned stock
 compensation                                       (697)                             (697)

Dividends declared
($.05 per share)                                                         (1,191)   (1,191)

Foreign currency
 translation
 adjustments                                                                  50        50

Net income                                                                 3,155     3,155
                  ----------  ------   -------     -------    -----      -------  ------
MARCH 31, 1995    23,830,130  $1,192   $76,179     $(1,037)   $(160)     $40,158  $116,332
                  ==========  ======   =======     =======    =====      =======  ========

See notes to consolidated financial statements.

                               AMRESCO, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     (Unaudited; dollars in thousands)
                                                Three Months Ended March 31,
                                                     1995          1994
                                                   ---------     --------
OPERATING ACTIVITIES:
Net income                                          $  3,155     $  4,936
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                          842          735
  Deferred tax provision                                 749        1,292
   Increase (decrease) in cash for changes
    in:
     Accounts receivable                              10,166        8,731
     Other assets                                       (226)      (1,545)
     Accounts payable                                   (992)      (6,136)
     Income taxes payable                                789         (541)
     Other liabilities                               (15,015)     (11,063)
                                                    --------     --------
Net cash used in operating activities                   (532)      (3,591)
                                                    --------     --------
INVESTING ACTIVITIES:
Purchase of asset portfolios                         (21,833)      (7,099)
Collections on asset portfolios, net                  11,095        4,518
Proceeds from sale of subsidiary                                    1,385
Purchase of premises and equipment                      (525)         (88)
                                                    --------     --------
Net cash used in investing activities                (11,263)      (1,284)
                                                     --------    --------
FINANCING ACTIVITIES:
Proceeds from notes payable and
  subordinated debt                                   28,575        4,394
Repayment of notes payable and
  subordinated debt                                  (20,659)      (2,806)
Stock options exercised                                  401          481
Tax benefit of stock options exercised                   402        1,054
Dividends paid                                        (1,180)
Purchase of treasury stock                               (71)
Repayment of notes receivable for
 officers' shares                                                     131
                                                    --------     --------
Net cash provided by financing activities              7,468        3,254
                                                    --------     --------
Net decrease in cash and cash equivalents             (4,327)      (1,621)
Cash and cash equivalents, beginning of period        20,446       43,442
                                                    --------     --------
Cash and cash equivalents, end of period            $ 16,119     $ 41,821
                                                    ========     ========
SUPPLEMENTAL DISCLOSURE:
   Income taxes paid                                    $442         $ -
   Interest paid                                         641          529
   Common stock issued for unearned stock
    compensation                                         697
   Notes receivable received in connection with
    sale of subsidiary                                                750

See notes to consolidated financial statements.

                                  AMRESCO, INC.
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS MARCH 31, 1995
                                  (UNAUDITED)

1.  Basis of Presentation
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for AMRESCO, INC.'s (the "Company") fiscal year or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

2.  Banking Arrangements
     On March 20, 1995, a wholly-owned subsidiary of the Company entered into a $15,375,050 nonrecourse term loan agreement with NationsBank of Texas, N.A. (the "Bank"). The loan is collateralized by a security interest in certain of the investments in asset portfolios. The stated interest rate for this debt is the Bank's floating prime rate plus 1-1/2% (10-1/2% at March 31, 1995); however, the Company may elect to have up to three traunches of debt bear interest at adjusted LIBOR rate plus 3% (9-1/2% at March 31, 1995 for a term of 180 days), with the term of each traunche to be up to 180 days. Interest is payable monthly. Principal payments are due monthly and are equal to 90% of the net portfolio cash flow for the preceding month. Additional principal reductions may be required on a quarterly basis to meet minimum principal payment requirements. The loan is nonrecourse to the borrowing entity and the Company. As part of the agreement, the borrowing entity and the Company are subject to both positive and negative covenants.

     On January 20, 1995, the Company entered into a $35,000,000 revolving investment loan agreement with the Bank. Proceeds of the loan are used to acquire short-term investments such as Treasury securities and other cash equivalents which secure the loan. Interest is computed based on market rates adjusted for the Company's available funds at the Bank. No balance was outstanding under this agreement at March 31, 1995.

     On April 28, 1995, a wholly-owned subsidiary of the Company entered into a $25,000,000 revolving credit loan agreement with the Bank to facilitate mortgage loan underwriting and origination. The stated interest rate for this line is the Bank's floating prime rate (9% at March 31, 1995); however, the Company may elect to have up to three traunches of debt bear interest at adjusted 30-day LIBOR rate plus 2% (8-1/8% at March 31, 1995 for a term of 30 days), and interest is payable monthly. Principal payments on the note are due monthly, and are equal to the aggregate amount of all principal payments received by the borrowing entity with respect to mortgage loan underwriting and origination. The loan is collateralized by the mortgage loans and the borrowing entity/servicers collection accounts.

3.  Discontinued Operations
     On May 5, 1995, the Company signed a definitive agreement to sell substantially all of the assets of its home banking and data processing subsidiary, AMRESCO Services, Inc., in an all cash transaction for an estimated gain of approximately $2,600,000, or $0.11 per share, subject to final closing. The transaction is expected to close in June 1995. The Company adopted a plan on December 1, 1994, to sell the subsidiary by June 30, 1995. The net assets intended for sale at March 31, 1995, are as follows (in thousands):

        Cash                                $   11
        Accounts receivable                    555
        Premises and equipment                 311
        Other assets                            40
        Liabilities                           (102)
        Reserve for losses on
         discontinued operations              (624)
                                             -----
Net assets of discontinued subsidiary        $ 191
                                             =====

4.  Allowance for Loan Losses
     As of January 1, 1995, the Company adopted the provisions of Statement of Financial Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118. The adoption of SFAS 114 had no material impact on the Company's financial statements. SFAS 114 addresses the accounting by creditors for impairment of loans. SFAS 114 requires that the allowance for possible loan loss on impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. As the measurement of the allowance for possible loan losses changes, the change is reported as a provision for possible loan losses in the same manner in which the impairment initially was recognized or as a reduction in the amount of provision for possible loan losses that otherwise would be reported.
As of March 31, 1995, no allowance for loan losses was required for the Company's loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     AMRESCO, INC. (the "Company") is one of the largest independent providers of asset management and disposition services for nonperforming and underperforming assets held by private investors and financial institutions. The Company provides other ancillary services, such as marketing of troubled assets. The Company also performs commercial mortgage banking activities, including commercial mortgage loan origination and loan servicing. The Company intends to continue to build upon this base of experience to seek new business as an asset manager and consultant and expand its commercial mortgage banking activities.

     The Company performs portfolio evaluations for clients seeking to invest capital in nonperforming and underperforming assets. Substantially all of such clients request that the Company purchase an equity stake in the purchased assets, and then provide the asset management staff to perform management and disposition services for a fee. The Company is in a strong position to pursue such opportunities due to its current financial and human resources.

     During the third quarter of 1994, the Company acquired substantially all of the assets of Holliday Fenoglio Dockerty & Gibson, Inc. and certain of its affiliates ("Holliday Fenoglio"), which are originators and servicers of commercial mortgage loans, for a maximum of approximately $33.0 million based upon an initial payment of $17.3 million in cash and $4.3 million in stock and three additional annual payments contingent upon future financial performance. In April of 1995, the first of these annual payments was made totaling $3.8 million which consisted of 80% cash and 20% stock. The operations of Holliday Fenoglio have been included in the Company's financial statements from August 1, 1994, the effective date of the acquisition. Also during 1994, the Company started operations of AMRESCO Capital Corporation, a real estate capital markets subsidiary.

     On December 1, 1994, the Company elected to dispose of the operations of AMRESCO Services, Inc., its data processing and home banking subsidiary, in order to concentrate efforts in the Company's primary lines of business. For 1994, the loss from such discontinued operations totaled $2.2 million, or $.09 per share. On May 5, 1995, the Company signed a definitive agreement to sell substantially all of the assets AMRESCO Services, Inc. in an all cash transaction which is expected to close in June, 1995, for an estimated gain of approximately $2.6 million, or $0.11 per share, subject to final closing.

     On May 5, 1995, AMRESCO Capital Corporation signed a definitive agreement to acquire CKSRS Housing Group, Ltd., a Miami, Florida-based commercial mortgage banking company specializing in the origination, sale and servicing of multifamily mortgages in Florida. The transaction is expected to close by June 1, 1995.

     During 1994 and the first quarter of 1995, the Company entered into asset management contracts covering approximately $2 billion and $200 million, respectively, in assets, however, during the latter part of 1994 and the early part of 1995, asset management contracts which generated approximately 54% and 76% of the Company's revenues and pre-tax income for 1994, respectively, concluded. The Company's strategy is to generate additional revenues and earnings during 1995 through substantially increased investments in wholly-owned asset portfolios, the expansion of its commercial mortgage banking operations, its entering into new asset management contracts, the receipt of incentive fees from existing asset management contracts and the acquisitions of other businesses. Because of the uncertainty of the timing and success of such efforts, no assurances can be given that the planned additional revenues and earnings will be generated during 1995. In addition, the magnitude of such efforts will be governed to some extent by the availability of capital. See "Liquidity and Capital Resources."

     Asset management and disposition contracts are of a finite duration, typically 3-5 years. Unless new assets are added to these contracts during their terms, the amount of total assets under management decreases over the terms of these contracts. During the first quarter of 1995, the asset management contract with the Federal Deposit Insurance Corporation ("FDIC") concluded. During 1994, all the existing management contracts with the Resolution Trust Company ("RTC") expired. On August 31, 1994, the Company and NationsBank Corporation concluded their asset management contract (the "NationsBank Contract"). The NationsBank Contract had an original term expiring in June 1997. The Company received an early conclusion fee of $10 million. The proceeds from the fee, net of expenses associated with the conclusion, resulted in a one-time increase of $.15 per share in the third quarter of 1994.

     Due to the expiration of the RTC contracts and the winding down of the FDIC contract during 1994 and early 1995, as well as the conclusion of the NationsBank Contract, there was a substantial reduction in staff providing asset management services during 1994 and further reductions occurred during the first quarter of 1995. Severance costs were accrued at December 31, 1994.

     Additionally, as a result of the expiration of the RTC contracts and the winding down of the FDIC contract, as well as conclusion of the NationsBank Contract, lower levels of revenue and income were recognized in the first quarter of 1995 than was previously reported during the other quarters of 1994.

     The following discussion and analysis presents the significant changes in the financial condition and results of continuing operations of the Company for the quarter ended March 31, 1995. This discussion should be read in conjunction with the unaudited financial statements and notes to the unaudited financial statements included elsewhere in this report. The operations of acquired businesses are included in the financial statements from the date of acquisition.

     The following results for the fourth quarter of 1994 are discussed along with the first quarter results in order to show additional trend analysis due to the transitional nature of the Company's business (in thousands).

                                               Three Months Ended
                                       March 31,     Dec. 31,      March 31,
                                         1995          1994          1994
                                       --------     --------       --------
REVENUES:
  Management fees                      $  5,125     $  4,523       $  9,012
  Disposition fees                        5,045        7,486         23,746
  Contract rebates                                                   (2,252)
  Earnings on asset portfolios            5,777        4,656          1,615
  Mortgage banking                        2,775        4,209
  Other                                   1,455        1,095          2,536
                                       --------      -------        -------
    Total revenues before assistance
     revenue                             20,177       21,969         34,657
  Assistance revenue                        663        7,410          5,906
                                       --------      -------        -------
    Total revenues                       20,840       29,379         40,563
                                       --------      -------        -------
EXPENSES:
  Personnel                              10,506       13,317         17,877
  Other general and
    administrative                        4,044        6,356          7,508
  Profit participations                     291          140             28
                                        -------      -------        -------
    Total expenses before
     reimbursable costs                  14,841       19,813         25,413
  Reimbursable costs                        663        7,410          5,906
                                       --------      -------        -------
    Total expenses                       15,504       27,223         31,319
Income from continuing
  operations before taxes                 5,336        2,156          9,244
Income tax expense on continuing
  operations                              2,181          879          3,886
                                       --------      -------        -------
INCOME FROM CONTINUING OPERATIONS         3,155        1,277          5,358
                                       --------      -------        -------
Discontinued operations -
   Loss from operations, net of                          311            422
    income tax benefit
   Loss on disposal of AMRESCO
    Services, Inc., net of
      tax benefit                                        898
                                       --------      -------        -------
Loss from discontinued operations             -        1,209            422
                                       --------      -------        -------
NET INCOME                             $  3,155      $    68        $ 4,936
                                       ========      =======        =======

Results of Operations

     Revenue for the Company's asset management services for private parties and for government contracts was based on the contract value of assets managed and the Company's success in disposing of such assets. The asset base of each contract generally declines over the life of the contract, thus reducing management fees payable thereunder. Disposition fees, earned over the life of the contract, are subject to fluctuation based on the consideration received, timing of the sale or collection of the managed assets and reaching specified earnings on behalf of partners. Certain direct costs incurred in the management of assets for the FDIC were paid by the Company and billed to the FDIC. Such costs were included in reimbursable costs and the related payment by the FDIC was included in assistance revenue. Such costs fluctuate based on the amount and nature of the assets currently managed, the seasonal timing of property tax payments and the timing of asset dispositions. Such costs did not effect net income, other than the costs of such advanced funds, but at times required sizable capital resources until reimbursed by the FDIC.

     Revenue from the Company's commercial mortgage banking activities is derived from the origination of commercial mortgage loans, the placement of such loans with permanent investors and the subsequent servicing of loans. Loan placement and servicing fees, commitment fees and real estate brokerage commissions, are recognized as earned. Placement and servicing expenses are charged to expense as incurred.


Three Months Ended March 31, 1995 Compared to Three Months Ended
December 31, 1994

     Revenues-- Revenues before assistance revenue for the 1995 first quarter were $20.2 million compared to $22.0 million for the 1994 fourth quarter. Revenues before assistance revenue for the 1995 first quarter compared to the previous quarter reflected a $1.1 million increase in earnings on asset portfolios due to an increase in investments in asset portfolios. These increases more than were offset by a decrease in disposition fees of $2.4 million from reduced revenues on government sector contracts as these contracts concluded and a decrease in mortgage banking revenues of $1.4 million due to fewer loan originations. Assistance revenue and its offsetting reimbursable costs declined in the first quarter of 1995 due to the conclusion of the FDIC contract during the quarter.

     Expenses-- Total expenses before reimbursable costs decreased $5.0 million in the first quarter of 1995 compared to the previous quarter. Personnel expenses in the first quarter of 1995 declined $2.8 million compared to the previous quarter primarily due to $2.0 million of severance costs recorded in the fourth quarter for corporate downsizing and to the government sector contracts concluding. Other general and administrative expenses decreased primarily due to one-time expenses, such as relocation and travel expenses, recorded in the fourth quarter of 1994.

     Income Taxes-- The Company must have future taxable income to realize recorded deferred tax assets, including net operating loss carryforward tax benefits obtained in the acquisition of BEI Holdings, Ltd. ("BEI"). Certain of these benefits expire beginning in 1995 and are subject to annual utilization limitations. Management believes that recorded deferred tax assets will be realized in the normal course of business.

Three Months Ended March 31, 1995 Compared to Three Months Ended
March 31, 1994

     Revenues-- Revenues before assistance revenue for the 1995 first quarter compared to the 1994 first quarter reflected a $3.9 million decrease in management fees and a $16.4 million decrease in disposition fees, net of contract rebates. The year ago quarter included revenues from the NationsBank Contract that concluded during the third quarter of 1994 for which the Company received an early conclusion fee of $10.0 million in August, 1994. The decreases also resulted from reduced revenues from government sector contracts as these contracts concluded. Other revenues decreased $1.1 million due to the inclusion in the first quarter of 1994 of consulting revenue related to the BEI EnterChange subsidiaries prior to their sale in the first quarter of 1994. These decreases were partially offset by earnings from asset portfolios, which increased $4.2 million due to a significant increase in investments in asset portfolios, and from mortgage banking revenue, which increased $2.8 million, due to the inclusion of Holliday Fenoglio, Inc., which was purchased in August 1994.

     Expenses-- Total expenses before reimbursable costs decreased $10.6 million in the first quarter of 1995 compared to the first quarter of 1994. The year ago quarter included expenses for the NationsBank Contract that concluded in the third quarter of 1994 and for government sector contracts that were concluding during 1994. Also, the decrease in expenses compared to the year ago quarter reflected the corporate downsizing initiatives that began in the fourth quarter of 1994.


Liquidity and Capital Resources

   The Company generates cash for operating requirements primarily from fees from the management, servicing and disposition of assets, earnings on asset portfolios and with advances from bank credit facilities. Cash flows are generated primarily from earnings as well as from collections on asset portfolios. For the first quarter of 1995, cash flow was approximately
$21 million including net income of $3 million and gross cash collections on portfolios of $18 million. Management expects cash flow to increase substantially in 1995 compared to 1994, primarily as a result of collections on wholly-owned asset portfolios.

   On November 2, 1994, the Company entered into a $50 million revolving line of credit agreement with NationsBank of Texas, N.A. (the "Bank"), which matures and is payable in full on April 30, 1996. There was a balance of $8.0 million at 8-3/8% and $2.0 million at 9%, for a total of $10.0 million outstanding, under such facility at March 31, 1995. The Company has outstanding letters of credit totaling $.5 million at March 31, 1995, which reduce the available revolving line.

    On January 20, 1995, the Company entered into a $35.0 million revolving investment loan agreement with the Bank. Proceeds of the loan are used to acquire short-term investments which secure the loan. Interest is computed based on market rates adjusted for the Company's available funds at the Bank. No balance was outstanding under this agreement at March 31, 1995.

     During March 1995, the Company entered into a nonrecourse debt agreement for $15.5 million to support wholly-owned asset purchases. This nonrecourse debt has an interest rate of the Bank's prime rate plus 1-1/2% and/or LIBOR plus 3.0%. There was a balance outstanding at March 31, 1995, of $14.4 million under this nonrecourse debt agreement, $7.0 million at 9 1/8%, $4.0 million at 9-1/4% and $3.4 million at 10-1/2%.

     On April 28, 1995, AMRESCO Capital Corporation, a subsidiary of the Company, entered into a warehouse line of credit agreement with the Bank for $25 million to support its commercial mortgage financing. The rate of interest on advances is to be, as selected by the Company, tied to either the Bank's floating prime rate or a rate equal to an adjusted LIBOR rate plus 200 basis points.

     During February 1995, the Company's Board of Directors authorized the repurchase of up to $6 million of its common stock from time to time through February 6, 1996. Any purchases, if made, would be in the open market at prevailing prices or in privately negotiated transactions. The repurchased shares would be held for existing or future stock option or employee benefit plans, and for possible stock splits or dividends. During the first quarter of 1995, 10,000 shares were repurchased.

     Accounts receivable decreased from $20.7 million at December 31, 1994, to $11.1 million at March 31, 1995, due to the conclusion and expiration of certain asset management contracts.

    The Company periodically assesses the recoverability of intangible assets and estimates the remaining useful life by reviewing projected results of acquired operations, servicing rights and contracts.

     The Company intends to pursue additional opportunities in 1995 in asset acquisitions, both by acquiring assets for its own account and by serving as an investor with various capital partners who acquire such assets, and acquisitions of new businesses and expansion of current businesses. The funds for such acquisitions and investments will be provided in 1995 by cash flows and borrowings under the Company's revolving line of credit and possibly additional lines of credit. As a result, interest expense in 1995 will be higher than the interest expense in 1994.

   The Company believes that its funds on hand of $16.1 million at March
31, 1995, cash flow from operations, its unused borrowing capacity under its credit lines and ability to obtain other credit lines should be sufficient to meet its anticipated operating needs and capital expenditures, as well as planned new acquisitions and investments, for at least the next twelve months. The magnitude of the Company's acquisition and investment program will be governed to some extent by the availability of such capital.

                        PART II.  OTHER INFORMATION


ITEM 6.    Exhibits and Reports on Form 8-K

     (a) Exhibits as required by Item 601 of Regulation S-K are set forth on the Exhibit Index at page 16.

     (b)  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMRESCO, INC. Registrant


Date:  May 12, 1995                By:  /S/Barry L. Edwards
                                        Barry L. Edwards
                                        Executive Vice President,
                                        Treasurer, and
                                        Chief Financial Officer

                               EXHIBIT INDEX
                                                       Page #

11.  Computation of Per Share Earnings                    17

27.  Financial Data Schedule                              18