Form 10-Q
period 1995-06-30
AMRESCO INC
filed 1995-08-14
CIK 225569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q

          (Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1995

          OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-8630

AMRESCO, INC.
(Exact name of Registrant as specified in its charter)


Delaware                                         59-1781257
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)               Identification
                                                       No.)

1845 Woodall Rodgers Fwy, Dallas, TX                 75201
(Address of principal executive                  (Zip Code)
offices)

Registrant's telephone number, including area code:  (214)953-7700

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

24,151,782 shares of common stock, $.05 par value per share, as of July 31, 1995.

Location of Exhibit Index:  Page 18

AMRESCO, INC.
INDEX




                                                  Page No.

COVER PAGE                                              1

INDEX                                                   2


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets - June            3
30, 1995 and December 31, 1994

Consolidated Condensed Statements of Income -
Three and Six Months Ended June 30, 1995 and            4
1994

Consolidated Condensed Statement of
Shareholders' Equity - Six Months Ended June
June 30, 1995                                           5

Consolidated Condensed Statements of Cash
Flows - Six Months Ended June 30, 1995 and 1994         6

Notes to Consolidated Condensed Financial
Statements                                              7

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations       10


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
Security Holders                                       16

Item 6.  Exhibits and Reports on Form 8-K              17

SIGNATURE                                              17

EXHIBIT INDEX                                          18

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

AMRESCO, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited; dollars in thousands)
                                            June 30,     December 31,
                                              1995          1994
ASSETS                                      --------       --------
Cash and cash equivalents                   $ 18,683       $ 20,446
Accounts receivable, net of reserves of
 $3,898 and $4,929, respectively               8,574         20,682
Mortgage loans held for sale (Note 2)          3,000
Investment in asset portfolios:
   Loans                                      92,000         30,920
   Partnerships and joint ventures            30,374         22,491
   Real estate                                 7,393         11,171
   Asset-backed securities                     6,426          3,481
Deferred income taxes                         15,354         17,207
Premises and equipment, net of accumulated
 depreciation of $1,538 and $1,082,
 respectively                                  4,601          4,301
Intangible assets, net of accumulated
 amortization of $2,429 and $1,226,
 respectively                                 29,494         30,668
Other assets                                  13,504         10,973
                                            --------       --------
TOTAL ASSETS                                $229,403       $172,340
                                            ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable                            $  6,274       $  4,891
Accrued employee compensation and
 benefits                                      7,613         18,460
Notes payable                                 67,300         15,500
Mortgage warehouse debt  (Note 2)              2,856
Nonrecourse debt (Note 2)                      8,622            959
Income taxes payable                           3,607          1,219
Payable to partners                            2,115          3,907
Other liabilities                              7,628         13,818
                                            --------       --------
Total liabilities                            106,015         58,754
                                            --------       --------
SHAREHOLDERS' EQUITY:
Common stock, $0.05 par value, authorized
 50,000,000 shares; 24,118,037 and
 23,592,647 shares issued in 1995 and
 1994, respectively                            1,206          1,180
Capital in excess of par                      77,671         74,691
Reductions for employee stock                   (826)          (429)
Treasury stock, $0.05 par value, 24,339
 shares in 1995                                 (160)
Retained earnings                             45,497         38,144
                                            --------       --------
Total shareholders' equity                   123,388        113,586
                                            --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                     $229,403       $172,340
                                            ========       ========

See notes to consolidated condensed financial statements.

AMRESCO, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited; dollars in thousands, except per share amounts)
                                     Three Months Ended       Six Months Ended
                                          June 30,               June 30,
                                     1995         1994        1995        1994
                                   --------     --------    --------    --------
REVENUES:
 Asset management and disposition  $  8,135      $35,930     $18,968     $72,342
 Earnings on asset portfolios         7,855        2,641      13,632       4,256
 Mortgage banking                     5,549                    8,324
 Other                                1,807        1,889       3,262       4,425
                                   --------     --------    --------    --------
  Total revenues                     23,346       40,460      44,186      81,023
                                   --------     --------    --------    --------
EXPENSES:
 Personnel                           11,807       19,887      23,261      41,761
 Occupancy                              551          930       1,303       2,204
 Equipment                              552          623       1,017       1,397
 Professional fees                      738        3,488       1,893       6,409
 General and administrative           2,559        5,528       3,531       9,322
 Interest                               863          655       1,278       1,309
 Profit participations                   71           42         362          70
                                   --------     --------    --------    --------
  Total expenses                     17,141       31,153      32,645      62,472
                                   --------     --------    --------    --------
Income from continuing
 operations before taxes              6,205        9,307      11,541      18,551
Income tax expense                    2,126        3,882       4,307       7,768
                                   --------     --------    --------    --------
INCOME FROM CONTINUING
 OPERATIONS                           4,079        5,425       7,234      10,783
Loss from discontinued
 operations, net of $211
 and $492 income tax
 benefit, respectively                              (316)                   (738)
Gain from sale of discontinued
 operations, net of $1,617
 income tax expense                   2,425                    2,425
                                   --------     --------    --------    --------
NET INCOME                           $6,504       $5,109      $9,659     $10,045
                                   ========     ========    ========    ========
Earnings per share for income
from continuing operations            $0.17        $0.23       $0.30       $0.46

Earnings per share                    $0.27        $0.22       $0.40       $0.43

Weighted average shares
 outstanding                     24,428,849   23,403,735   24,305,838  23,335,101

See notes to consolidated condensed financial statements.

AMRESCO, INC.
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
Six Months Ended June 30, 1995
(Unaudited; dollars in thousands, except share data)
                         Common Stock                    Reductions
                        ---------------     Capital in       for                             Total
                      Number of              Excess of    Employee   Treasury   Retained  Shareholders'
                       Shares     Amount        Par         Stock      Stock    Earnings    Equity
                     ----------  --------     --------    --------   --------   --------  ----------

JANUARY 1, 1995      23,592,647    $1,180      $74,691       $(429)     $   -    $38,144    $113,586

Exercise of stock
 options                319,053        16          886                                           902

Issuance of common
 stock for earnout      112,002         5          772                                           777

Issuance of common
 stock for unearned
 stock compensation      94,335         5          644        (649)                                -

Amortization of
 unearned stock
 compensation                                                   74                                74

Tax benefits from
 employee stock
 compensation                                      678                                           678

Repayment of notes
 receivable for
 officer's shares                                               89                                89

Settlement of
 notes receivable
 for officers'
 shares with
 common stock
 (14,339 shares)                                                89        (89)                     -

Acquisition of
 treasury stock
 (10,000 shares)                                                          (71)                   (71)

Dividends paid
 ($0.05 per share)                                                                (1,191)     (1,191)

Dividends declared
 ($0.05 per share)                                                                (1,207)     (1,207)

Foreign currency
 translation
 adjustments                                                                          92          92

Net income                                                                         9,659       9,659
                     ----------  --------     --------     --------  --------   --------  ----------
JUNE 30, 1995        24,118,037    $1,206      $77,671        $(826)    $(160)   $45,497    $123,388
                     ==========  ========     ========     ========  ========   ========  ==========

See notes to consolidated condensed financial statements.

AMRESCO, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)
                                                    Six Months Ended June 30,
                                                      1995             1994
                                                    --------         --------
OPERATING ACTIVITIES:
Net income                                          $  9,659         $ 10,045
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Gain on sale of discontinued operation              (2,425)
  Depreciation and amortization                        1,763            1,354
  Deferred tax provision                               1,853              447
  Loss on disposition of premises and equipment           72
  Employee stock compensation                             74
  Increase (decrease) in cash for changes in:
   Accounts receivable                                12,108           12,846
   Other assets                                       (1,265)           4,892
   Accounts payable                                       88           (4,884)
   Income taxes payable                                  771            1,367
   Other liabilities                                 (20,195)          (7,609)
                                                    --------         --------
    Net cash provided by operating activities          2,503           18,458
                                                    --------         --------
INVESTING ACTIVITIES:
Purchase of mortgage loans held for sale              (3,000)
Purchase of asset portfolios                         (92,811)         (21,051)
Collections on asset portfolios                       24,681           13,156
Proceeds from sale of subsidiary                       6,250            1,385
Purchase of premises and equipment                      (932)          (1,134)
                                                    --------         --------
  Net cash used in investing activities              (65,812)          (7,644)
                                                    --------         --------
FINANCING ACTIVITIES:
Proceeds from notes payable, mortgage
 warehouse debt and nonrecourse debt                  98,831            4,394
Repayment of notes payable, mortgage
 warehouse debt and nonrecourse                      (36,512)         (15,055)
Stock options exercised                                  902              731
Tax benefit of employee stock compensation               678            1,354
Dividends paid                                        (2,371)          (1,131)
Purchase of treasury stock                               (71)
Repayment of notes receivable for
 officers' shares                                         89              178
                                                    --------         --------
  Net cash provided by (used in) financing
   activities                                         61,546           (9,529)
                                                    --------         --------
Net increase (decrease) in cash and cash
 equivalents                                          (1,763)           1,285
Cash and cash equivalents, beginning of period        20,446           43,442
                                                    --------         --------
Cash and cash equivalents, end of period            $ 18,683         $ 44,727
                                                    ========         ========
SUPPLEMENTAL DISCLOSURE:
   Income taxes paid                                  $1,683           $1,261
   Interest paid                                       1,524            1,128
   Common stock issued for Holliday earnout              777
   Common stock issued for unearned stock
    compensation                                         649
   Accounts payable recorded in connection
    with acquisition                                   1,295
   Notes receivable received in connection
    with sale of subsidiary                                               818

See notes to consolidated condensed financial statements.

AMRESCO, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 1995
(UNAUDITED)

1.  Basis of Presentation
     The accompanying unaudited consolidated condensed financial statements of AMRESCO, INC. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

     Mortgage banking activities - Mortgage loans held for sale are carried at the lower of cost or market. Market is determined on an individual loan basis based upon the estimated fair value of similar loans for the month of expected delivery.

     Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights" (an amendment of SFAS No. 65), which is effective for the fiscal year 1996, requires mortgage banking enterprises to recognize as separate assets rights to service mortgage loans for others, whether such rights are originated by the Company's own mortgage banking activities or purchased from others. The Company will adopt SFAS No. 122 effective January 1, 1996, and expects that the impact of such adoption will be insignificant to it's financial condition and results of operations.

2.  Banking Arrangements
     During the second quarter, the Company's revolving credit line agreement with NationsBank of Texas, N.A. (the "Bank") was increased from $50,000,000 to $75,000,000 under terms similar to the original agreement until the Company can complete an increased revolving credit line agreement with a syndicate of banks. The revolving credit line agreement will automatically reduce from $75,000,000 to $50,000,000 on October 13, 1995.

     On June 23, 1995, a wholly-owned subsidiary of the Company borrowed $2,856,000 pursuant to a $25,000,000 mortgage warehouse revolving credit loan agreement with the Bank to facilitate mortgage loan underwriting and origination. This advance bears interest payable monthly at the Bank's adjusted 30-day LIBOR rate plus 2% (8-1/8% at June 30, 1995 for a term of 30 days from advance). The advance is collateralized by the $3,000,000 of mortgage loans outstanding at June 30, 1995 and the borrowing entity/servicer's collection accounts.

     On July 27, 1995, two wholly-owned subsidiaries of the Company jointly entered into a $27,500,000 nonrecourse term loan agreement with a financial services company. The loan is collateralized by a security interest in the investments in asset portfolios of the subsidiaries. The stated interest rate for this debt is the financial company's floating prime rate plus 1-1/2% (10-1/4% at July 27, 1995); however, the borrowing entities may elect to have up to three traunches of debt bear interest at adjusted LIBOR rate plus 3% (8-15/16 at July 27, 1995 for a term of 180 days), with the term of each traunche to be up to 180 days. Interest is payable monthly. Principal payments are due monthly and are equal to 90% of the net portfolio cash flow for the preceding month. Additional principal reductions may be required on a quarterly basis to meet minimum principal payment requirements. The loan is nonrecourse to the Company and matures on July 31, 1998. As part of the agreement, the borrowing entities and the Company are subject to both positive and negative covenants. In conjunction with this loan agreement, existing nonrecourse debt with a balance of $8,622,000 at June 30, 1995 was repaid.

3.  Discontinued Operations
     On June 16, 1995, the Company sold substantially all of the assets of its home banking and data processing subsidiary, AMRESCO Services, Inc., for $6,250,000 in cash with a gain of approximately $2,425,000, or $0.10 per share, net of certain transaction costs and $1,617,000 provision for income taxes. The Company adopted a plan on December 1, 1994, to sell the subsidiary. The book values of the net assets sold in the transaction were as follows (in thousands):

        Cash                                $ 283
        Accounts receivable                   293
        Premises and equipment                302
        Other assets                           65
        Liabilities                          (199)
          Net assets of discontinued        -----
           subsidiary                       $ 744
                                            =====
4.  Allowance for Loan Losses
     As of January 1, 1995, the Company adopted the provisions of Statement of Financial Standards ("SFAS") No.
114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118. As of June 30, 1995, no allowance for loan losses was required for the Company's loans.

5.  Acquisitions
     Effective June 30, 1995, a wholly-owned subsidiary of the Company acquired substantially all of the assets of CKSRS Housing Group, Ltd., a Miami, Florida-based commercial mortgage banking company specializing in the origination, sale and servicing of multifamily mortgages in Florida, for $1,295,000. As of June 30, 1995, the purchase price was allocated as follows (in thousands):

        Mortgage servicing asset               $   86
        Equipment, furniture and fixtures          10
        Goodwill and non-compete agreement      1,245
        Liabilities                               (46)
          Net assets of acquired               ------
           company                             $1,295
                                               ======

     The shown allocation of the purchase price is based on the best available information and is subject to adjustment.

     On July 18, 1995, the Company entered into a letter of intent to acquire from EQ Services, Inc. 22 contracts to service a total of $7.5 billion in commercial real estate mortgages. The closing of the transaction is subject to the execution of definitive agreements and the satisfaction of certain customary conditions.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

General

     AMRESCO, INC. (the "Company" or "AMRESCO") is a leading specialty financial servicing company engaged primarily in the business of portfolio acquisitions, asset management and disposition, loan origination/underwriting and loan servicing. Historically, asset resolution and disposition services have been AMRESCO's primary business; however, the asset resolution industry is fundamentally changing. In conjunction with this industry change, new markets for the Company's asset management services have been developing, and AMRESCO is building on its existing strengths to be a significant competitor in these markets.

     The Company's strategic objectives include the continued acquisition of loan portfolios and generation of new asset management contracts. The primary factors affecting AMRESCO's asset acquisition and resolution business are the availability of acquisition opportunities and the Company's ability to favorably price its acquisitions. During the first quarter and second quarter of 1995, the Company entered into asset management contracts covering assets of approximately $200 million and $500 million, respectively.

     Additionally, the Company plans on further expanding its mortgage banking presence through additional services, targeted branch openings, and potential strategic acquisitions. During the third quarter of 1994, the Company acquired substantially all of the assets of Holliday Fenoglio Dockerty & Gibson, Inc. and certain of its affiliates ("Holliday Fenoglio"), which are originators and servicers of commercial mortgage loans, for a maximum of approximately $33.0 million based upon an initial payment of $17.3 million in cash and $4.3 million in stock and three additional annual payments contingent upon future financial performance. In April of 1995, the first of these annual payments was made totaling $3.8 million which consisted of 80% cash and 20% stock. The operations of Holliday Fenoglio have been included in the Company's financial statements from August 1, 1994, the effective date of the acquisition. Also during 1994, the Company started operations of AMRESCO Capital Corporation, a full service commercial mortgage company providing commercial real estate financing directly, through relationships with various independent mortgage companies and strategic alliances with investment banks.

     Effective June 30, 1995, AMRESCO Capital Corporation acquired substantially all of the assets of CKSRS Housing
Group, Ltd., a Miami, Florida-based commercial mortgage banking company specializing in the origination, sale and servicing of multifamily mortgages in Florida, for approximately $1.3 million.

     On July 18, 1995, the Company entered into a letter of intent to acquire from EQ Services, Inc. 22 contracts to service a total of approximately $7.5 billion in commercial real estate mortgages. The closing of the transaction is subject to the execution of definitive agreements and the satisfaction of certain customary conditions.

     On December 1, 1994, the Company elected to dispose of the operations of AMRESCO Services, Inc., its data processing and home banking subsidiary, in order to concentrate efforts in the Company's primary lines of business. For 1994, the loss from such discontinued operations totaled $2.2 million, or $0.09 per share. On
June 16, 1995, the Company sold substantially all of the assets AMRESCO Services, Inc. in an all cash transaction , for a gain of approximately $2.4 million, or $0.10 per share.

     Asset management and disposition contracts are of a finite duration, typically 3-5 years. Unless new assets are added to these contracts during their terms, the amount of total assets under management decreases over the terms of these contracts. During the first quarter of 1995, the asset management contract with the Federal Deposit Insurance Corporation ("FDIC") concluded. During 1994, all the existing management contracts with the Resolution Trust Company ("RTC") expired. On August 31, 1994, the Company and NationsBank Corporation concluded their asset management contract (the "NationsBank Contract"). The NationsBank Contract had an original term expiring in June 1997. The Company received an early conclusion fee of $10.0 million. The proceeds from the fee, net of expenses associated with the conclusion, resulted in a one-time increase of $0.15 per share in the third quarter of 1994.

     Due to the expiration of the RTC contracts and the winding down of the FDIC contract during 1994 and early 1995, as well as the conclusion of the NationsBank Contract, there was a substantial reduction in staff providing asset management services during 1994 and the first quarter of 1995. Severance costs were accrued at December 31, 1994. Additionally, as a result of the expiration of the RTC contracts, the conclusion of the FDIC contract, as well as conclusion of the NationsBank Contract, lower levels of revenue and income were recognized in the first and second quarter of 1995 than was previously reported during the other quarters of 1994.

     The Company's strategy is to generate additional revenues and earnings during 1995 through substantially increased investments in wholly-owned asset portfolios, the expansion of its commercial mortgage banking operations, entering into new asset management contracts, the receipt of incentive fees from existing asset management contracts and the acquisitions of other businesses. Because of the uncertainty of the timing and success of such efforts, no assurances can be given that the planned additional revenues and earnings will be generated during 1995. In addition, the magnitude of such efforts will be governed to some extent by the availability of capital. See "Liquidity and Capital Resources."

     The following discussion and analysis presents the significant changes in the financial condition and results of continuing operations of the Company for the quarter ended June 30, 1995. This discussion should be read in conjunction with the unaudited financial statements and notes to the unaudited financial statements included elsewhere in this report. The operations of acquired businesses are included in the financial statements from the date of acquisition.

     The following results for the first quarter of 1995 are discussed along with the second quarter results in order to provide additional trend analysis due to the transitional nature of the Company's business (in thousands).

                               Three Months Ended          Six Months Ended
                         ------------------------------   ------------------
                          June 30,  March 31,  June 30,    June 30,  June 30,
                            1995      1995       1994        1995      1994
                          --------   --------  --------    --------  --------
REVENUES:
Management fees            $ 4,740    $ 5,125   $ 7,827     $ 9,865   $16,839
Disposition fees             3,531      5,045    21,542       8,576    43,036
Earnings on asset
 portfolios                  7,855      5,777     2,641      13,632     4,256
Mortgage banking             5,549      2,775                 8,324
Other                        1,807      1,455     1,889       3,262     4,425
                          --------   --------  --------    --------  --------
 Total revenues before
  assistance revenue        23,482     20,177    33,899      43,659    68,556
 Assistance revenue           (136)       663     6,561         527    12,467
                          --------   --------  --------    --------  --------
  Total revenues            23,346     20,840    40,460      44,186    81,023
                          --------   --------  --------    --------  --------
EXPENSES:
Personnel                   11,889     10,506    19,887      22,395    41,761
Other general and
 administrative              4,454      3,629     4,008       8,083     6,865
Interest                       863        415       655       1,278     1,309
Profit participations           71        291        42         362        70
                          --------   --------  --------    --------  --------
 Total expenses before
  reimbursable costs        17,277     14,841    24,592      32,118    50,005
 Reimbursable costs           (136)       663     6,561         527    12,467
                          --------   --------  --------    --------  --------
  Total expenses            17,141     15,504    31,153      32,645    62,472
                          --------   --------  --------    --------  --------
Income from continuing
 operations before taxes     6,205      5,336     9,307      11,541    18,551
Income tax expense on
 continuing operations       2,126      2,181     3,882       4,307     7,768
                          --------   --------  --------    --------  --------
INCOME FROM
 CONTINUING OPERATIONS       4,079      3,155     5,425       7,234    10,783
Discontinued operations -
   Loss from operations
    net of income
    tax benefit                                    (316)                 (738)
   Gain from sale of
    discontinued operations,
    net of income
    tax expense              2,425                            2,425
                          --------   --------  --------    --------  --------
 NET INCOME                $ 6,504    $ 3,155   $ 5,109     $ 9,659   $10,045
                          ========   ========  ========    ========  ========

Results of Operations

     Revenue for the Company's asset management services are based on the contract value of assets managed and the Company's success in disposing of such assets. The asset base of each contract generally declines over the life of the contract, thus reducing management fees payable thereunder. Disposition fees, earned over the life of the contract, are subject to fluctuation based on the consideration received, timing of the sale or collection of the managed assets and reaching specified earnings on behalf of partners. Certain direct costs incurred in the management of assets for the FDIC were paid by the Company and billed to the FDIC. Such costs were included in reimbursable costs and the related payment by the FDIC was included in assistance revenue. Such costs fluctuated based on the amount and nature of the assets managed, the seasonal timing of property tax payments and the timing of asset dispositions. Such costs did not effect net income, other than the costs of such advanced funds, but at times required sizable capital resources until reimbursed by the FDIC.

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

     The Company must have future taxable income to realize recorded deferred tax assets, including net operating loss carryforward tax benefits obtained in the merger of AMRESCO Holdings, Inc. with and into a subsidiary of BEI Holdings, Ltd. on December 31, 1993. Certain of these benefits expire beginning in 1995 and are subject to annual utilization limitations. Management believes that recorded deferred tax assets will be realized in the normal course of business.

Three Months Ended June 30, 1995 Compared to Three Months
Ended March 31, 1995

     Revenues-- Revenues before assistance revenue for the 1995 second quarter were $23.5 million compared to $20.2 million for the 1995 first quarter. This increase reflected a $2.1 million increase in earnings on asset portfolios due to an increase in investments in asset portfolios. Mortgage banking revenues increased by $2.8 million due to an increase in loan originations/underwritings. These increases were partially offset by a decrease in disposition fees of $1.5 million from reduced revenues on government sector contracts as most of these contracts concluded. Assistance revenue and its offsetting reimbursable costs declined in the second quarter of 1995 due to the conclusion of the FDIC contract during the first quarter.

     Expenses-- Total expenses before reimbursable costs increased $2.4 million in the second quarter of 1995 compared to the previous quarter. Personnel expenses in the second quarter of 1995 increased $1.4 million compared to the previous quarter primarily due to an increase in commission expense related to higher mortgage banking revenues. Other general and administrative expenses increased in the second quarter of 1995 primarily due to increased acquisition-related travel expenses and a change in estimate of bad debt expense on receivables related to expired management contracts. The decrease in the effective income tax rate for the second quarter of 1995 was primarily due to permanent tax differences related to mortgages sold by a partnership in which AMRESCO owns an interest for which the acquired tax basis exceeded the book basis.

Three Months Ended June 30, 1995 Compared to Three Months
Ended June 30, 1994

     Revenues-- Revenues before assistance revenue for the 1995 second quarter compared to the 1994 second quarter reflected a $3.1 million decrease in management fees and a $18.0 million decrease in disposition fees. The year ago quarter included revenues from the NationsBank Contract that concluded during the third quarter of 1994 for which the Company received an early conclusion fee of $10.0 million in August 1994. The decreases also resulted from reduced revenues from government sector contracts as these contracts concluded. These decreases were partially offset by earnings from asset portfolios, which increased $5.2 million due to a significant increase in investments in asset portfolios, and from mortgage banking revenue, which increased $5.5 million, due to the inclusion of Holliday Fenoglio, Inc., which was purchased in August 1994.

     Expenses-- Total expenses before reimbursable costs decreased $7.3 million in the second quarter of 1995 compared to the second quarter of 1994. The year ago quarter included expenses for the NationsBank Contract that concluded in the third quarter of 1994 and for government sector contracts that were concluding during 1994. Also, the decrease in expenses compared to the year ago quarter reflected the corporate downsizing initiatives that began in the fourth quarter of 1994.

Six Months Ended June 30, 1995 Compared to Six Months Ended
June 30, 1994

     Revenues-- Revenues before assistance revenue for the first half of 1995 compared to the first half of 1994 reflected a $7.0 million decrease in management fees and a $34.5 million decrease in disposition fees. The first half of 1994 included revenues from the NationsBank Contract that concluded during the third quarter of 1994 for which the Company received an early conclusion fee of $10.0 million in August 1994. The decreases also resulted from reduced revenues from government sector contracts as these contracts concluded. These decreases were partially offset by earnings from asset portfolios, which increased $9.4 million due to a significant increase in investments in asset portfolios, and from mortgage banking revenue, which increased $8.3 million, primarily due to the inclusion of Holliday Fenoglio, Inc., which was purchased in August 1994.

     Expenses-- Total expenses before reimbursable costs decreased $17.9 million in the first half of 1995 compared to the first half of 1994. The first half of 1994 included expenses for the NationsBank Contract that concluded in the third quarter of 1994 and for government sector contracts that were concluding during 1994. Also, the decrease in expenses compared to the first half of 1994 reflected the corporate downsizing initiatives that began in the fourth quarter of 1994.


Liquidity and Capital Resources

     The Company generates cash for operating requirements primarily from fees from the management, servicing and disposition of assets, and collections on asset portfolios. Cash for investment in asset portfolios and business acquisitions is primarily obtained through credit facilities, including advances on the operating credit line and nonrecourse debt. Management expects cash flow from investments in asset portfolios to increase in 1995 compared to 1994, primarily as a result of increased collections on wholly-owned asset portfolios.

     On November 2, 1994, the Company entered into a $50.0 million revolving line of credit agreement with NationsBank of Texas, N.A. (the "Bank"), which matures and is payable in full on April 30, 1996. The Company's revolver has been temporarily increased to $75.0 million until a new facility can be completed with a syndicate of banks, or until October 13, 1995. There was a balance of $31.0 million at 7-9/16%, $13.0 million at 7-5/8%, $8.0 million at 7-3/4% and $15.3 million at 9-1/4% for a total of $67.3 million outstanding, under such facility at June 30, 1995. The Company has outstanding letters of credit totaling $.4 million at June 30, 1995, which reduce the available revolving line.

     During July 1995, two wholly-owned subsidiaries of the Company jointly entered into a nonrecourse debt agreement for $27.5 million to support wholly-owned asset purchases.
This nonrecourse debt has an interest rate of the financing company's prime rate plus 1-1/2% and/or LIBOR plus 3%.

     During March 1995, a wholly-owned subsidiary of the Company entered into a nonrecourse debt agreement with the Bank for $15.5 million to support wholly-owned asset purchases. This nonrecourse debt has an interest rate of the Bank's prime rate plus 1-1/2% and/or LIBOR plus 3%.
There was a balance outstanding at June 30, 1995, of $8.6 million under this nonrecourse debt agreement, $2.5 million at 9-1/16%, $5.0 million at 9-1/8% and $1.1 million at 10-
1/4%. The remaining balance of this nonrecourse debt was paid off in July 1995 with issuance of the new nonrecourse debt obtained in July 1995.

     On April 28, 1995, AMRESCO Capital Corporation, a subsidiary of the Company, entered into a warehouse line of credit agreement with the Bank for $25.0 million to support its commercial mortgage financing. The rate of interest on advances is to be, as selected by the Company, tied to either the Bank's floating prime rate or a rate equal to an adjusted LIBOR rate plus 2%. On June 23, 1995, an advance of $2,856,000, which bears interest at the Bank's adjusted 30-day LIBOR rate plus 2% (8-1/8% at June 30, 1995 for a term of 30 days) was obtained in conjunction with the origination/underwriting of $3,000,000 mortgage loans held for sale.

     Accounts receivable decreased from $10.5 million at March 31, 1995, to $8.6 million at June 30, 1995, due to the conclusion and expiration of certain asset management contracts.

     The Company intends to pursue additional opportunities in 1995 in asset acquisitions aggressively, both by acquiring assets for its own account and by serving as an investor with various capital partners who acquire such assets, and acquisitions of new businesses and expansion of current businesses. The funds for such acquisitions and investments are anticipated to be provided in 1995 by cash flows and borrowings under the Company's revolving line of credit which was temporarily increased from $50 million to $75 million during the second quarter. Additionally, the Company is currently working with a syndicate of banks to complete an increased revolving credit line agreement. As a result, interest expense in 1995 will be higher than the interest expense in 1994.

     The Company believes that its funds on hand of $18.7 million at June 30, 1995, cash flow from operations, its unused borrowing capacity under its credit lines and ability to obtain other credit lines should be sufficient to meet its anticipated operating needs and capital expenditures, as well as planned new acquisitions and investments, for at least the next twelve months. The magnitude of the Company's acquisition and investment program will be governed to some extent by the availability of such capital.

                 PART II.  OTHER INFORMATION

ITEM 4.     Submission of Matters to a Vote of Security
Holders.

     On May 10, 1995, the Company held its 1995 Annual
     Meeting of Shareholders at which the following matters were considered and voted upon:

     (a)  Election of Directors.

          Three (3) persons were elected as Class II
          directors to serve as members of the Company's
          Board of Directors for the terms of three (3) years ending
          at the 1998 Annual    Meeting.  The number of
          votes cast for each nominee and the number of votes are as follows:

                             VOTES                                 BROKER
NOMINEE                    CAST FOR    WITHHELD   ABSTENTIONS     NON-VOTES

James P. Cotton, Jr.     16,401,653     357,073            0             0
William S. Green         16,401,778     356,948            0             0
Amy J. Jorgensen         16,399,153     359,573            0             0

          The terms of the office of the following directors who were not up for election continued after the meeting: Richard L. Cravey; Gerald E. Eickhoff; Robert H. Lutz, Jr.; Robert L. Adair III; John J. McDonough; and Bruce
          W. Schnitzer.

     (b)  Approval of Amendments to the 1993 Key Individual
          Stock Option Plan.

          A proposal to approve certain amendments to the Company's 1993 Key Individual Stock Option Plan was approved by the shareholders. The number of shares voting for the proposal: 15,658,307; votes withheld:
          548,396; abstentions:  0.

     (c)  Approval of the 1995 Employee Stock Purchase Plan.

          A proposal to approve the Company's 1995 Employee
          Stock Purchase Plan was approved by the
          shareholders.  The number of shares voting for the proposal:
          16,065,073; votes withheld:  185,356; abstentions:  0.

     (d)  Approval of the 1995 Stock Options and Award Plan.

          A proposal to approve the Company's 1995 Stock
          Option and Award Plan was approved by the shareholders. The number of shares voting for the proposal:
          14,275.535; votes withheld:  1,963,852; abstentions:  0.

     (e)  Approval of the 1995 Incentive Award Plan.

          A proposal to approve the Company's 1995 Incentive
          Award Plan was approved by the shareholders. The number of shares voting for the proposal: 15,014,474;
          votes withheld:  1,232,725; abstentions:  0.

ITEM 6.    Exhibits and Reports on Form 8-K.

     (a) Exhibits as required by Item 601 of Regulation S-K are set forth on the Exhibit Index at page 18.

     (b)  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMRESCO, INC.
                                   Registrant


Date:  August 14, 1995             By:  /S/Barry L. Edwards
                                           Barry L. Edwards
                                           Executive Vice President,
                                           Treasurer and
                                           Chief Financial Officer

                        EXHIBIT INDEX
                                                              Page #
10(a).     First Amendment to Credit Agreement dated as of
           June 13, 1995, between AMRESCO, INC. and
           NationsBank of Texas, N.A. which amended the Revolving Credit Loan Agreement dated as of
           November 2, 1994, between AMRESCO, INC. and
           NationsBank of Texas, N.A. and associated
           $75,000,000 Amended and Restated Promissory Note

10(b). Term Loan Agreement, dated as of July 18, 1995, among AMRESCO New England, Inc., Oak Cliff
           Financial, Inc., and Heller Financial, Inc.

10(c).     Revolving Credit Loan Agreement, dated as of
           April 28, 1995, among AMRESCO Capital
           Corporation, AMRESCO, INC., and NationsBank of
           Texas, N.A.

11.        Computation of Per Share Earnings

27.        Financial Data Schedule