Form 10-Q
period 1995-09-30
AMRESCO INC
filed 1995-10-25
CIK 225569

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                 FORM 10-Q

      (Mark One)
      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1995
                                     ------------------

                                   OR

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-8630
                       ------

                              AMRESCO, INC.
------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


Delaware                                                            59-1781257
----------------------------------------------     ---------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)


1845 Woodall Rodgers Fwy, Dallas, Texas                                  75201
----------------------------------------------     ---------------------------
(Address of principal executive offices)                            (Zip Code)



Registrant's telephone number, including area code:    (214) 953-7700
                                                       --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X         No
                                  ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

24,169,125 shares of common stock, $.05 par value per share, as of October 20, 1995.

                      Location of Exhibit Index:  Page 19

                               AMRESCO, INC.
                                   INDEX


                                                                      Page No.
                                                                      --------
COVER PAGE                                                               1

INDEX                                                                    2

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements (Unaudited)

  Consolidated Condensed Balance Sheets - September 30, 1995 and         3
    December 31, 1994

  Consolidated Condensed Statements of Income - Three and Nine Months
    Ended September 30, 1995 and 1994                                    4

   Consolidated Condensed Statement of Shareholders' Equity - Nine
     Months Ended September 30, 1995                                     5

   Consolidated Condensed Statements of Cash Flows - Nine Months
     Ended September 30, 1995 and 1994                                   6

   Notes to Consolidated Condensed Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                            10


PART II.  OTHER INFORMATION
          -----------------


Item 6.  Exhibits and Reports on Form 8-K                               18

SIGNATURE                                                               18

EXHIBIT INDEX                                                           19


                     PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         --------------------------------

                                AMRESCO, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                     (UNAUDITED; DOLLARS IN THOUSANDS)

                                                September 30,     December 31,
                    ASSETS                          1995              1994
                                                -------------     ------------
Cash and cash equivalents                          $ 12,720         $ 20,446
Investment securities                                27,222
Accounts receivable, net of reserves of
  $2,641 and $4,929, respectively                     7,657           20,682
Mortgage loans held for sale (Note 2)                 6,042
Investment in asset portfolios (Note 2):
   Loans                                            114,676           30,920
   Partnerships and joint ventures                   30,052           22,491
   Real estate                                       11,046           14,054
   Asset-backed securities                           19,982            3,481
Deferred income taxes                                12,810           17,207
Premises and equipment, net of accumulated
  depreciation of $1,781 and $1,082,
  respectively                                        5,119            4,301
Intangible assets, net of accumulated
  amortization of $3,056 and $1,226,
  respectively                                       30,377           30,668
Other assets                                         13,379            8,090
                                                   --------         --------
TOTAL ASSETS                                       $291,082         $172,340
                                                   ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable                                 $  4,307         $  4,891
  Accrued employee compensation and benefits          8,524           18,460
  Notes payable (Note 2)                            104,222           15,500
  Mortgage warehouse debt (Note 2)                    5,693
  Nonrecourse debt (Note 2)                          30,605              959
  Income taxes payable                                1,329            1,219
  Payable to partners                                   950            3,907
  Other liabilities                                   6,428           13,818
                                                   --------         --------
    Total liabilities                               162,058           58,754
                                                   --------         --------
SHAREHOLDERS' EQUITY:
  Common stock, $0.05 par value, authorized
    50,000,000 shares; 24,193,464 and
    23,592,647 shares issued in 1995 and
    1994, respectively                                1,210            1,180
  Capital in excess of par                           78,790           74,691
  Reductions for employee stock                        (620)            (429)
  Treasury stock, $0.05 par value, 24,339
  shares in 1995                                       (160)
  Retained earnings (Note 2)                         49,804           38,144
                                                   --------         --------
    Total shareholders' equity                      129,024          113,586
                                                   --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $291,082         $172,340
                                                   ========         ========

SEE NOTES TO CONSOLIDATED CONDENSED  FINANCIAL STATEMENTS.

                                AMRESCO, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         (UNAUDITED; DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      Three Months Ended             Nine Months Ended
                                                          September 30,                September 30,
                                                    ------------------------     -------------------------
                                                       1995          1994           1995          1994
                                                    ----------    ----------     ----------     ----------
REVENUES:
 Asset management and resolution fees                  $ 8,310       $28,879        $27,278       $101,221
 Asset portfolio income                                 10,030         4,177         23,662          8,433
 Mortgage banking fees                                   5,753         1,967         14,077          1,967
 Other revenues                                          1,323        11,759          4,585         16,184
                                                    ----------    ----------     ----------     ----------
  Total revenues                                        25,416        46,782         69,602        127,805
                                                    ----------    ----------     ----------     -----------
EXPENSES:
 Personnel                                              13,566        20,508         36,827         62,268
 Occupancy                                                 600           901          1,903          3,106
 Equipment                                                 563           581          1,580          1,978
 Professional fees                                         466         2,745          2,359          9,156
 General and administrative                                214         6,816          3,745         16,136
 Interest                                                1,493           387          2,771          1,696
 Profit participations                                      84          (135)           446            (65)
                                                    ----------    ----------     ----------     -----------
  Total expenses                                        16,986        31,803         49,631         94,275
                                                    ----------    ----------     ----------     -----------
Income from continuing operations before taxes           8,430        14,979         19,971         33,530
Income tax expense                                       3,234         6,106          7,541         13,874
                                                    ----------    ----------     ----------     -----------
INCOME FROM CONTINUING OPERATIONS                        5,196         8,873         12,430         19,656
Loss from discontinued operations, net of $159
 and $651 income tax benefit, respectively                              (238)                         (976)
Gain from sale of discontinued operations, net of
 $1,617 income tax expense                                                            2,425
                                                    ----------    ----------     ----------     ----------
NET INCOME                                             $ 5,196       $ 8,635        $14,855       $ 18,680
                                                    ==========    ==========     ==========     ==========
Earnings per share for income from
 continuing operations                                   $0.21         $0.37          $0.51          $0.83
                                                    ==========    ==========     ==========     ==========

Earnings per share                                       $0.21         $0.36          $0.61          $0.79
                                                    ==========    ==========     ==========     ==========
Weighted average shares outstanding                 24,677,789    23,877,199     24,429,822     23,515,800
                                                    ==========    ==========     ==========     ==========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                    AMRESCO, INC.
                CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                          NINE MONTHS ENDED SEPTEMBER 30, 1995
                 (UNAUDITED; DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                   Common Stock                  Reductions
                                 -----------------     Capital       for                                Total
                                 Number of            Excess of    Employee    Treasury    Retained   Shareholders'
                                  Shares     Amount      Par        Stock        Stock      Earnings     Equity
                                 ---------   ------   ---------    --------    --------    ---------  -------------
JANUARY 1, 1995                  23,592,647  $1,180    $74,691      $(429)     $   --        $38,144     $113,586

Exercise of stock options           394,480      20      1,146                                              1,166

Issuance of common stock for
 acquired company earnout           112,002       5        772                                                777

Issuance of common stock for
 unearned stock compensation         94,335       5        644       (649)                                     --

Amortization of unearned stock
 compensation                                                         149                                     149


Tax benefits from employee stock
 compensation                                            1,537                                              1,537

Repayment of notes receivable for
 officer's shares                                                     220                                     220


Settlement of notes receivable for
 officers' shares with common
 stock (14,339 shares)                                                 89         (89)                         --

Acquisition of treasury stock
 (10,000 shares)                                                                  (71)                        (71)

Dividends paid ($0.05 per
 share)                                                                                       (2,398)      (2,398)

Dividends declared ($0.05 per
 share)                                                                                       (1,208)      (1,208)

Foreign currency translation
 adjustments                                                                                     155          155

Unrealized gain on securities
 available for sale                                                                              256          256

Net income                                                                                    14,855       14,855
                                 ----------  ------    -------      -----       -----        -------     --------
SEPTEMBER 30, 1995               24,193,464  $1,210    $78,790      $(620)      $(160)       $49,804     $129,024
                                 ==========  ======    =======      =====       =====        =======     ========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                        AMRESCO, INC.
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              (UNAUDITED; DOLLARS IN THOUSANDS)


                                                   Nine Months Ended
                                                     September 30,
                                                 ---------------------
                                                   1995         1994
                                                 ---------    --------
OPERATING ACTIVITIES:
  Net income                                     $  14,855    $ 18,680
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Gain on sale of discontinued operation         (2,425)
     Depreciation and amortization                   2,694       2,198
     Write-off of intangible related to
      contract conclusion                                        2,827
     Deferred tax provision                          4,397       2,705
     Loss on disposition of premises and
      equipment                                         78         692
     Employee stock compensation                       149
     Increase (decrease) in cash for changes in:
       Accounts receivable                          13,025      20,468
       Other assets                                 (3,894)      3,484
       Accounts payable                               (630)     (6,614)
       Income taxes payable                         (1,507)      3,191
       Other liabilities                           (21,588)     (2,782)
                                                 ---------    --------
         Net cash provided by operating
          activities                                 5,154      44,849
                                                 ---------    --------

INVESTING ACTIVITIES:
  Purchase of investment securities                (27,222)
  Loans originated or purchased                     (7,767)
  Purchase of asset portfolios                    (139,123)    (33,196)
  Collections on asset portfolios                   34,569      23,175
  Proceeds from sale of subsidiaries                 6,250       1,385
  Purchase of subsidiaries                          (1,295)    (17,830)
  Purchase of premises and equipment                (1,627)     (2,091)
                                                 ---------    --------
        Net cash used in investing activities     (136,215)    (28,557)
                                                 ---------    --------

FINANCING ACTIVITIES:
  Proceeds from notes payable, mortgage
   warehouse debt and nonrecourse debt             238,048       4,394
  Repayment of notes payable, mortgage
   warehouse debt and nonrecourse debt            (113,987)    (23,340)
  Stock options exercised                            1,166       1,381
  Tax benefit of employee stock compensation         1,537       1,652

  Dividends paid                                    (3,578)     (2,266)
  Acquisition of treasury stock                        (71)
  Repayment of notes receivable for
   officers' shares                                    220         178
                                                 ---------    --------
        Net cash provided by (used in)
         financing activities                      123,335     (18,001)
                                                 ---------    --------

  Net decrease in cash and cash equivalents         (7,726)     (1,709)
  Cash and cash equivalents, beginning of
   period                                           20,446      43,442

                                                 ---------    --------
Cash and cash equivalents, end of period         $  12,720    $ 41,733
                                                 =========    ========

SUPPLEMENTAL DISCLOSURE:
   Income taxes paid                                $2,990      $3,619
   Interest paid                                     2,912       1,466
   Common stock issued for purchase
    subsidiary                                         777       4,320
   Common stock issued for unearned stock
    compensation                                       649
   Settlement of notes receivable for
    officers' shares with common stock                  89
   Notes receivable received in connection
    with sale of subsidiary                                        818


       SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                 AMRESCO, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                                 (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of AMRESCO, INC. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

     MORTGAGE BANKING ACTIVITIES - Mortgage loans held for sale are carried at the lower of cost or market. Market is determined on an individual loan basis based upon the estimated fair value of similar loans for the month of expected delivery.

     Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights" (an amendment of SFAS No. 65), which is effective for the fiscal year 1996, requires mortgage banking enterprises to recognize as separate assets rights to service mortgage loans for others, whether such rights are originated by the Company's own mortgage banking activities or purchased from others. The Company will adopt SFAS No. 122 effective January 1, 1996, and expects that the impact of such adoption will be insignificant to its financial condition and results of operations.

     INVESTMENT SECURITIES - Investment Securities consist of short-term investments such as Treasury bills, Federal agency securities and commercial paper with a maturity of three months or less. The Company has the intent and ability to hold these investments to maturity and are carried at amortized cost. Because of the short maturities, cost estimates fair value. All investment securities are pledged as collateral under the investment loan agreement.

2.  BANKING ARRANGEMENTS

     On September 29, 1995, the Company entered into the $175,000,000 revolving loan agreement with a syndicate of banks led by NationsBank of Texas, N.A. (the "Bank) which matures and is payable in full on September 29, 1997. By its terms, the revolving loan agreement has two components, $75,000,000 (including $25,000,000 under a temporary bridge facility) available under a corporate facility and $100,000,000 available under a portfolio facility. The banks' current commitment under the facility is limited to a total of $127,500,000; $68,900,000 (including $25,000,000 under a temporary bridge facility) under the corporate facility and $58,600,000 under the portfolio facility. The additional amounts under the revolving loan agreement would become available to the Company upon the participation by additional financial institutions in the syndicate for the loan and upon an increase in the Company's borrowing base under this agreement. There can be no assurance that such events will occur. The borrowing terms, including interest, may be selected by the Company and tied to either the Bank's variable rate (8-3/4% at September 30, 1995) or, for advances on a term basis up to approximately 180 days, a rate equal to an adjusted LIBOR rate (7-5/8% at September 30, 1995 for a term of 30 days). On September 7, 1995, the Company entered into an interest rate swap agreement to hedge a portion of this debt agreement. The swap agreement has a notional amount of $25,000,000 and requires payment of interest by the Company at a fixed rate of 5-4/5% and receipt of interest by the Company at a floating rate equal to 30-day LIBOR.

     The revolving loan agreement is secured by substantially all of the assets of the Company not pledged under other credit facilities, including stock of a majority of the Company's subsidiaries held by the Company. The revolving loan agreement requires the Company to meet certain financial tests, including minimum consolidated tangible net worth, maximum consolidated funded debt to consolidated capitalization ratio, minimum fixed charge coverage ratio, minimum interest coverage ratio, maximum consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio and maximum corporate facility outstanding to consolidated EBITDA ratio. The revolving loan agreement contains covenants that, among other thing, will limit the incurrence of additional indebtedness, investments, asset sales, loans to shareholders, dividends, transactions with affiliates, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements.

     Prior to entering into the revolving credit agreement described above, the Company maintained a $75,000,000 line of credit with the Bank which bore interest at the Bank's floating prime rate or an adjusted LIBOR rate plus 150 basis points. This line of credit was terminated with the new loan agreement.

     On August 15, 1995, a wholly-owned subsidiary of the Company entered into a warehouse line of credit agreement with a funding corporation to facilitate multi-family mortgage loan underwriting and origination. The stated interest rate for this line is an adjusted 30-day LIBOR rate plus 3% (8-33/50% at September 30, 1995), and interest and principal are payable upon the receipt of the proceeds of the sale or other disposition of related mortgage loans. The loan is secured by the mortgage loans originated by the Company and held for sale under the facility. The Company is a guarantor on this facility.

     On September 27, 1995, a wholly-owned subsidiary of the Company entered into a $8,696,000 Global Master Repurchase Agreement to support the purchase of certain commercial mortgage pass-through certificates. The Agreement bears interest at a rate based on LIBOR (7-3/8% at September 30, 1995) payable monthly. This facility is secured by the commercial mortgage pass-through certificates and repayment of principal is based on cash flow from such securities.

3.  ALLOWANCE FOR LOAN LOSSES

     As of January 1, 1995, the Company adopted the provisions of Statement of Financial Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118. As of September 30, 1995, no allowance for loan losses was required for the Company's loans.

4.  ACQUISITIONS

    On September 13, 1995, the Company signed a definitive agreement to acquire from EQ Services, Inc. and Equitable Real Estate Investment Management, Inc. 30 contracts to service a total of approximately
$6,200,000,000 in commercial real estate mortgages. The closing of the transaction is subject to the satisfaction of certain customary conditions.

     On October 11, 1995, the Company signed a definitive agreement to acquire from Acacia Realty Advisors, Inc. 16 pension fund advisory contracts. The closing of the transaction is subject to the satisfaction of certain customary conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     AMRESCO, INC. (the "Company" or "AMRESCO") is a leading specialty financial services company engaged primarily in the business of portfolio acquisitions, asset management and resolution, loan origination/underwriting and loan servicing. Historically, asset management and resolution services have been AMRESCO's primary business; however, the asset resolution industry is fundamentally changing. In conjunction with this industry change, new markets for the Company's asset management services have been developing, and AMRESCO is building on its existing strengths to be a significant competitor in these markets.

     The Company's strategic objectives include the continued acquisition of loan portfolios and generation of new asset management contracts. The primary factors affecting AMRESCO's asset acquisition and resolution business are the availability of acquisition opportunities and the Company's ability to favorably price its acquisitions. During the first, second and third quarters of 1995, the Company entered into asset management contracts covering assets of approximately $200 million, $500 million and $750 million, respectively.

     Additionally, the Company plans on further expanding its mortgage banking presence through additional services, targeted branch openings and potential strategic acquisitions. During the third quarter of 1994, the Company acquired substantially all of the assets of Holliday Fenoglio Dockerty & Gibson, Inc. and certain of its affiliates ("Holliday Fenoglio"), which were originators and servicers of commercial mortgage loans, for a maximum of approximately $33.0 million based upon an initial payment of $17.3 million in cash and $4.3 million in stock and three additional annual payments contingent upon future financial performance. In April of 1995, the first of these annual payments was made totaling $3.8 million comprised of 80% cash and 20% stock. The operations of Holliday Fenoglio have been included in the Company's financial statements from August 1, 1994, the effective date of the acquisition. Also during 1994, the Company started operations of AMRESCO Capital Corporation ("ACC"), a full service commercial mortgage company providing commercial real estate financing directly, through relationships with various independent mortgage companies and strategic alliances with investment banks. Effective June 30, 1995, ACC acquired substantially all of the assets of CKSRS Housing Group, Ltd., a Miami, Florida-based commercial mortgage banking limited partnership specializing in the origination, sale and servicing of multifamily mortgages in Florida, for approximately $1.3 million.

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

RECENT EVENTS

     On October 11, 1995, the Company signed a definitive agreement with Acacia Realty Advisors, Inc. to acquire 16 pension fund advisory contracts. The closing of the transaction is subject to the satisfaction of certain customary conditions.

     On September 13, 1995, the Company signed a definitive agreement to acquire from EQ Services, Inc. and Equitable Real Estate Investment Management, Inc. 30 contracts to service a total of $6.2 billion in commercial real estate mortgages. The closing of the transaction is subject to the satisfaction of certain customary conditions.

     On September 7, 1995, the Company formed a wholly-owned subsidiary, AMRESCO Residential Credit Corporation ("ARCC"), to acquire, securitize and manage residential and consumer loan portfolios. This acquisition represents an extension of its core asset acquisition and management services, currently focused in the commercial real estate and business loan sectors, to residential and consumer loans.

     On December 1, 1994, the Company elected to dispose of the operations of AMRESCO Services, Inc., its data processing and home banking subsidiary, in order to concentrate efforts in the Company's primary lines of business. For 1994, the loss from such discontinued operations totaled $2.2 million, or $0.09 per share. On June 16, 1995, the Company sold substantially all of the assets AMRESCO Services, Inc. in an all cash transaction, for a net gain of approximately $2.4 million, or $0.10 per share.

     The following discussion and analysis presents the significant changes in the financial condition and results of continuing operations of the Company for the three and nine months ended September 30, 1995. This discussion should be read in conjunction with the unaudited financial statements and notes to the unaudited financial statements included elsewhere in this report. The operations of acquired businesses are included in the financial statements from the date of acquisition. The results for the second quarter of 1995 are discussed along with the third quarter results in order to provide additional trend analysis due to the transitional nature of the Company's business (in thousands):

                                              Three Months Ended              Nine Months Ended
                                      ----------------------------------    ---------------------
                                      Sept. 30,    June 30,    Sept. 30,    Sept. 30,   Sept. 30,
                                         1995        1995         1994         1995        1994
                                      ---------    --------    ---------    --------    ---------
REVENUES:
  Management fees                      $ 5,271     $ 4,740      $ 6,629     $15,136     $ 23,468
  Resolution fees                        3,039       3,531       15,251      11,615       58,287
  Asset portfolio income                10,030       7,855        4,177      23,662        8,433
  Mortgage banking fees                  5,753       5,549        1,967      14,077        1,967
  Other revenues                         1,323       1,807       11,759       4,585       16,184
                                       -------     -------      -------     -------     --------
    Total revenues before
     assistance revenue                 25,416      23,482       39,783      69,075      108,339
  Assistance revenue                         -        (136)       6,999         527       19,466
                                       -------     -------      -------     -------     --------
    Total revenues                      25,416      23,346       46,782      69,602      127,805

EXPENSES:
  Personnel                             13,566      11,889       17,699      35,961       52,268
  Other general and
   administrative                        1,843       4,454        6,853       9,926       20,910
  Interest                               1,493         863          387       2,771        1,696
  Profit  participations                    84          71         (135)        446          (65)
                                       -------     -------      -------     -------     --------
    Total expenses before
     reimbursable costs                 16,986      17,277       24,804      49,104       74,809
    Reimbursable costs                       -        (136)       6,999         527       19,466
                                       -------     -------      -------     -------     --------
      Total expenses                    16,986      17,141       31,803      49,631       94,275
Income from continuing
 operations before  taxes                8,430       6,205       14,979      19,971       33,530
Income tax expense on continuing
 operations                              3,234       2,126        6,106       7,541       13,874
                                       -------     -------      -------     -------     --------
INCOME FROM CONTINUING
 OPERATIONS                              5,196       4,079        8,873      12,430       19,656
Gain (loss) from discontinued
 operations, net of tax                              2,425         (238)      2,425         (976)
                                       -------     -------      -------     -------     --------
NET INCOME                             $ 5,196     $ 6,504      $ 8,635     $14,855     $ 18,680
                                       =======     =======      =======     =======     ========

RESULTS OF OPERATIONS

     Revenues from the Company's asset management and resolution services include fees charged for the management of investments in asset portfolios and from the successful resolution of the assets within such asset portfolios. The asset base of each portfolio declines over the life of the portfolio, thus reducing asset management fees as assets within that portfolio are resolved. Resolution fees are earned as individual assets within the asset portfolio are resolved. These fees, therefore, are subject to fluctuation based on the consideration received, timing of the sale or collection of the managed assets and reaching specified earnings on behalf of partners. Certain direct costs incurred, primarily through 1994, in the management of assets for the Federal Deposit Insurance Corporation (the "FDIC") were paid by the Company and billed to the FDIC. Such costs were included in reimbursable costs and the related payment by the FDIC was included in assistance revenue. Such costs did not effect net income, other than the costs of such advanced funds, but at times required sizable capital resources until reimbursed by the FDIC.

     Revenues from the Company's commercial mortgage banking activities are earned from the origination and underwriting of commercial mortgage loans, the placement of such loans with permanent investors and the subsequent servicing of loans. Loan placement and servicing fees, commitment fees and real estate brokerage commissions are recognized as earned. Placement and servicing expenses are charged to expense as incurred.

     Other revenues consist of interest on the Company's investments in cash equivalents, consulting revenues earned on due diligence, interest and fees on loans net of loan participations, and other miscellaneous income. Additionally, the third quarter of 1994 includes the $10.0 million NationsBank Contract (defined below) conclusion fee.

     Asset management and resolution contracts are of a finite duration, typically 3-5 years. Unless new assets are added to these contracts during their terms, the amount of total assets under management decreases over the terms of these contracts. During the first quarter of 1995, the asset management contract with the FDIC concluded. During 1994, all the existing management contracts with the Resolution Trust Company ("RTC") expired. On August 31, 1994, the Company and NationsBank Corporation concluded their asset management contract (the "NationsBank Contract"). The NationsBank Contract had an original term expiring in June 1997. The Company received an early conclusion fee of $10.0 million. The proceeds from the fee, net of expenses associated with the conclusion, resulted in a one-time increase of $0.15 per share in the third quarter of 1994.

     Due to the expiration of the RTC contracts and the winding down of the FDIC contract during 1994 and early 1995, as well as the conclusion of the NationsBank Contract, there was a substantial reduction in staff providing asset management services during 1994 and the first quarter of 1995. Severance costs were accrued at December 31, 1994. Additionally, as a result of the expiration of the RTC contracts, the conclusion of the FDIC contract, as well as conclusion of the NationsBank Contract, lower levels of revenue and income were recognized in the first three quarters of 1995 than was previously reported during the other quarters of 1994.

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE
MONTHS ENDED JUNE 30, 1995

     Revenues-- Revenues before assistance revenue for the 1995 third quarter were $25.4 million compared to $23.5 million for the 1995 second quarter.

This increase is primarily due to a $2.2 million increase in asset portfolio income related to a $36.6 million increase in investments in asset portfolios. The $.2 million increase in mortgage banking revenues is the result of continued growth in originations in that line of business.

     Expenses-- Total expenses before reimbursable costs decreased $.3 million in the third quarter of 1995 compared to the previous quarter. The $1.7 million increase in personnel expense in the third quarter of 1995 compared to the previous quarter is primarily due to $.3 million for the start-up operations of ARCC, $.3 million for increased incentive compensation costs due to earnings growth, and $.6 million for increased salary expenses related to the expansion of the treasury department to ensure maximization of financial resources, as well as additional internal and contract personnel to facilitate our reengineering efforts. The $.6 million increase in interest expense for the third quarter of 1995 in relation to the second quarter of 1995 reflects greater borrowing related to increased investments in asset portfolios. Other general and administrative expenses decreased $2.6 million in the third quarter of 1995 primarily due to a $2.4 million change in estimate of accounts receivable bad debt reserve and other accrued expenses related to concluded asset management contracts, particularly the FDIC and RTC contracts. Receivables related to these contracts declined $16.7 million between December 31, 1994 and September 30, 1995.

     Income Taxes-- The Company must have future taxable income to realize recorded deferred tax assets, including net operating loss carryforward tax benefits obtained in the merger of AMRESCO Holdings, Inc. with and into a subsidiary of BEI Holdings, Ltd. on December 31, 1993. Certain of these benefits expire beginning in 1995 and are subject to annual utilization limitations. Management believes that recorded deferred tax assets will be realized in the normal course of business. The decrease in the effective income tax rate for the 1995 periods was primarily due to permanent tax differences related to mortgages sold by a partnership in which AMRESCO owns an interest for which the acquired tax basis exceeded the book basis.

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE
  MONTHS ENDED SEPTEMBER 30, 1994

     Revenues-- Revenues before assistance revenue for the 1995 third quarter compared to the 1994 third quarter reflected a $14.4 million decrease primarily related to the $10.0 million, or $.15 per share, NationsBank Contract early conclusion fee received in August 1994 and included in other revenues. The $1.4 million decrease in management fees and $12.2 million decrease in resolution fees resulted from the conclusion of the NationsBank contract, as well as from reduced revenues from government sector contracts as these contracts concluded. These decreases were partially offset by earnings from asset portfolios, which increased $5.9 million due to a $126.6 million increase in investments in asset portfolios, and from mortgage banking revenue, which increased $3.8 million, due to the inclusion of Holliday Fenoglio, Inc., which was purchased in August 1994, and AMRESCO Capital Corporation, which was initiated in April 1994.

     Expenses-- Total expenses before reimbursable costs decreased $7.8 million in the third quarter of 1995 compared to the third quarter of 1994. The 1994 third quarter included expenses for the NationsBank Contract which concluded during the quarter and for government sector contracts that were concluding during 1994. Additionally, during the three months ended September 30, 1995, general and administrative expenses were reduced by a $2.4 million change in estimate of accounts receivable bad debt reserve and other accrued expenses related to concluded asset management contracts, particularly the FDIC and RTC contracts. Receivables related to these contracts declined $16.7 million between December 31, 1994 and September 30,

1995. Also, the decrease in expenses compared to the year ago quarter reflected the corporate downsizing initiatives that began in the fourth quarter of 1994. These decreases were partially offset by the start-up operations of ARCC and increased salary expenses related to the expansion of the treasury department to ensure maximization of financial resources, as well as additional internal and contract personnel to facilitate our reengineering efforts.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS
  ENDED SEPTEMBER 30, 1994

     Revenues-- Revenues before assistance revenue for the nine months ended September 30, 1995 compared to the corresponding period of 1994 decreased $39.3 million. This decrease was due, in part, to an $8.3 million decrease in management fees and a $46.7 million decrease in resolution fees. In addition, other revenues decreased $11.6 million from 1994 to 1995 primarily as a result of the NationsBank Contract that concluded during the third quarter of 1994 for which the Company received an early conclusion fee of $10.0 million in August 1994. The decreases also resulted from reduced revenues from government sector contracts as these contracts concluded.
These decreases were partially offset by asset portfolio income, which increased $15.2 million due to a significant increase in investments in asset portfolios, and a $12.1 million increase in mortgage banking revenue, primarily due to the inclusion of Holliday Fenoglio, Inc., which was purchased in August 1994, and ACC, which commenced underwriting activities in the fourth quarter of 1994.

     Expenses-- Total expenses before reimbursable costs decreased $25.7 million for the first nine months of 1995 compared to the corresponding period in 1994. The first nine months of 1994 included expenses of $20.7 million as compared to none in the corresponding period for 1995 for the NationsBank Contract that concluded in the third quarter of 1994 and for government sector contracts that were concluding during 1994. Additionally, during the nine months ended September 30, 1995, general and administrative expenses were reduced by a $3.7 million change in estimate of accounts receivable bad debt reserve and other accrued expenses related to concluded asset management contracts, particularly the FDIC and RTC contracts. Receivables related to these contracts declined $16.7 million between December 31, 1994 and September 30, 1995. The decline in expenses related to concluding contracts was partially offset by increased operating expenses related to the addition of the mortgage banking line of business and the growth in the asset acquisition and resolution operations. Also, the decrease in expenses for the nine months ended September 30, 1995, compared to the nine months ended September 30, 1994, reflected the corporate downsizing initiatives that began in the second half of 1994. The $1.1 million increase in interest expense in 1995 reflects greater borrowing related to increased investments in asset portfolios.

LIQUIDITY AND CAPITAL RESOURCES

     Cash for investment in asset portfolios, originating/underwriting loans, acquiring loans for securitization, general operating expenses and business acquisitions is primarily obtained through cash flow from operations and credit facilities, including: advances on the corporate and portfolio credit lines, mortgage warehouse lines and nonrecourse debt, retained earnings and cash flow from the resolution of asset portfolios. Management expects cash flow from investments in asset portfolios in 1995 to exceed cash flows from investments in 1994, primarily as a result of increased collections on wholly-owned asset portfolios in which the Company invests.

     On September 29, 1995, the Company entered into the $175.0 million revolving loan agreement with a syndicate of banks led by NationsBank of

Texas, N.A. (the "Bank) which matures and is payable in full on September 29, 1997. By its terms, the revolving loan agreement has two components, $75.0 million (including $25.0 million under a temporary bridge facility) available under a corporate facility and $100.0 million available under a portfolio facility. The banks' current commitment under the facility is limited to a total of $127.5 million; $68.9 million (including $25.0 million under a temporary bridge facility) under the corporate facility and $58.6 million under the portfolio facility. The additional amounts under the revolving loan agreement would become available to the Company upon the participation by additional financial institutions in the syndicate for the loan and upon an increase in the Company's borrowing base under this agreement. There can be no assurance that such events will occur. The borrowing terms, including interest, may be selected by the Company and tied to either the Bank's variable rate (8-3/4% at September 30, 1995) or, for advances on a term basis up to approximately 180 days, a rate equal to an adjusted LIBOR rate (7-5/8% at September 30, 1995 for a term of 30 days). There was a balance of $33.0 million at 7-5/8% outstanding under the corporate facility with $39.0 million at 7-5/8% and $5.0 million at 8-3/4% for a total of $44.0 million outstanding under the portfolio facility. The combined balance outstanding under the loan agreement was $77.0 million at September 30, 1995.

     The revolving loan agreement is secured by substantially all of the assets of the Company not pledged under other credit facilities, including stock of a majority of the Company's subsidiaries held by the Company. The revolving loan agreement requires the Company to meet certain financial tests, including minimum consolidated tangible net worth, maximum consolidated funded debt to consolidated capitalization ratio, minimum fixed charge coverage ratio, minimum interest coverage ratio, maximum consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio and maximum corporate facility outstanding to consolidated EBITDA ratio. The revolving loan agreement contains covenants that, among other thing, will limit the incurrence of additional indebtedness, investments, asset sales, loans to shareholders, dividends, transactions with affiliates, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements.

     Prior to entering into the revolving credit agreement described above, the Company maintained a $75.0 million line of credit with the Bank which bore interest at the Bank's floating prime rate or an adjusted LIBOR rate plus 150 basis points. This line of credit was terminated with the execution of the revolving loan agreement.

     During July 1995, two wholly-owned subsidiaries of the Company jointly entered into a nonrecourse debt agreement for $27.5 million to support wholly-owned asset purchases. This nonrecourse facility is secured by all wholly-owned investments in asset portfolios purchased with borrowings under this debt and bears interest at the financing company's prime rate plus 1-1/2% or LIBOR plus 3%. There was a balance outstanding at September 30, 1995, of $21.9 million under this nonrecourse debt agreement, $3.4 million at 10-1/4% and $18.5 million at 8-15/16%. This facility matures on July 31, 1998.

     On April 28, 1995, a wholly-owned subsidiary of the Company entered into a $25.0 million warehouse line of credit agreement with the Bank to support its commercial mortgage financing. This facility is secured by loans originated through borrowings under this facility and bears interest bears interest at either the prime rate announced from time-to-time by NationsBank of Texas or an adjusted LIBOR rate (as defined in the facility) plus 2%. The loan is secured by the mortgage loans originated by the Company and held for sale under the facility. The Company is also a guarantor on this facility. At September 30, 1995, an advance of $2.7 million was outstanding at an interest rate of 7-13/16%. This facility matures on January 25, 1997.

     On August 15, 1995, a wholly-owned subsidiary of the Company entered into warehouse line of credit agreement with a funding corporation to facilitate multi-family mortgage loan underwriting and origination. This facility is secured by the loans originated through borrowings under this facility and the stated interest rate for this line is an adjusted 30-day LIBOR rate plus 3% (8-33/50% at September 30, 1995), and interest and principal are payable upon the receipt of the proceeds of the sale or other disposition of related mortgage loans. The Company is a guarantor on this facility. At September 30, 1995, an advance of $3.0 million was outstanding at an interest rate of 8-33/50%. Each borrowing under this facility is due 60 days after funding.

     On September 27, 1995, a wholly-owned subsidiary of the Company entered into a $8.7 million Global Master Repurchase Agreement to support the purchase of certain commercial mortgage pass-through certificates. The Agreement bears interest at a rate based on LIBOR (7-3/8% at September 30, 1995) payable monthly. This facility is secured by the commercial mortgage pass-through certificates and repayment of principal is based on cash flow fro such securities.

     Accounts receivable decreased from $20.7 million at December 31, 1994, to $7.7 million at September 30, 1995, due to the conclusion and expiration of certain asset management contracts.

     In 1995, the Company intends to pursue (i) additional investment in asset portfolio acquisition opportunities in 1995 aggressively, by acquiring asset portfolios both for its own account and as an investor with various capital partners who acquire such asset portfolios, (ii) acquisitions of new businesses and (iii) expansion of current businesses. The funds for such acquisitions and investments are anticipated to be provided in 1995 by cash flows and borrowings under the Company's revolving loan agreement and additional debt and capital alternatives. As a result, interest expense in 1995 will be higher than the interest expense in 1994.

     On October 25, 1995, the Company announced that it will discontinue its policy of paying cash dividends. The Board of Directors has determined to retain all earnings to support current operations of the Company and finance future expansion. The credit agreements restrict the payment of cash dividends unless certain earnings tests are satisfied. Future declarations of dividends, if any, will be determined in light of then-current conditions, including the Company's earnings, operations, capital requirements, liquidity, financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors.

     The Company believes that its funds on hand of $12.7 million at September 30, 1995, cash flow from operations, its unused borrowing capacity under its credit lines and its continuing ability to obtain financing through various debt and capital offerings should be sufficient to meet its anticipated operating needs and capital expenditures, as well as planned new acquisitions and investments, for at least the next twelve months. The Company currently is contemplating the issuance of additional equity and/or debt securities to support its expected working capital requirements. The issuance of such securities will be primarily dependent on market conditions.
 There can be no assurance that any such issuances will occur. The magnitude of the Company's acquisition and investment program will be governed to some extent by the availability of capital.

     The Company filed a registration statement with respect to $2,000,000 of new common stock. The Company anticipates reducing its revolving debt by the net proceeds of the offering. There are no assurances that this filing will be consumated.

                 PART II.  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits as required by Item 601 of Regulation S-K are set forth on the Exhibit Index at page 19.

     (b)  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMRESCO, INC.
                                             Registrant


Date:  October 25, 1995                      By:  /s/  Barry L. Edwards
                                                 -----------------------------
                                                  Barry L. Edwards
                                                  Executive Vice President
                                                  and Chief Financial Officer

                                  EXHIBIT INDEX


 3(i).  Restated Certificate of Incorporation, as amended

 10(a). Warehousing Credit and Security Agreement, dated as of August 15,
        1995, between AMRESCO Capital Corporation and Residential Funding Corporation

 10(b). Revolving Loan Agreement, dated as of September 29, 1995, among
        AMRESCO, INC. and Other Entities Designated Within as Borrowers and NationsBank of Texas, N.A. as Agent and NationsBank of Texas, N.A. and Other Entities Designated Within

 11.    Computation of Per Share Earnings

 27.    Financial Data Schedule