Form 10-Q/A
period 1995-09-30
AMRESCO INC
filed 1995-10-26
CIK 225569

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                FORM 10-Q/A
                              AMENDMENT NO. 1

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

                      Location of Exhibit Index:  Page 4

NOTE:

The Form 10-Q submitted by AMRESCO, INC., for the period ended September 30, 1995 is hereby amended to include two exhibits that were listed in the Exhibit Index, but were inadvertently omitted in the original EDGAR filing.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits as required by Item 601 of Regulation S-K are set forth on the Exhibit Index at page 4.

     (b)  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMRESCO, INC.
                                             Registrant


Date:  October 25, 1995                      By:  /s/ Ronald B. Kirkland
                                                 -----------------------------
                                                  Ronald B. Kirkland
                                                  Vice President and
                                                  Chief Accounting Officer

                                  EXHIBIT INDEX


 3(i).*  Restated Certificate of Incorporation, as amended

 10(a). Warehousing Credit and Security Agreement, dated as of August 15, 1995, between AMRESCO Capital Corporation and Residential Funding Corporation

 10(b). Revolving Loan Agreement, dated as of September 29, 1995, among AMRESCO, INC. and Other Entities Designated Within as Borrowers and NationsBank of Texas, N.A. as Agent and NationsBank of Texas, N.A. and Other Entities Designated Within

 11.*    Computation of Per Share Earnings

 27.*    Financial Data Schedule



 * Previously filed.