Form 10-K
period 1995-12-31
AMRESCO INC
filed 1996-04-01
CIK 225569

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

    /X/  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.

                                           OR
    / /  FOR THE TRANSITION PERIOD FROM to .

                               Commission File No. 0-8630

                                 AMRESCO, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      59-1781257
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

   1845 WOODALL RODGERS FWY, DALLAS, TEXAS                         75201
  (Address of principal executive offices)                      (zip code)

       Registrant's telephone number, including area code: (214) 953-7700
                            ------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                                                    NAME OF EACH EXCHANGE
                     TITLE OF EACH CLASS                             ON WHICH REGISTERED
- -------------------------------------------------------------  -------------------------------
Shares of Common Stock, par value $0.05 per share                       Nasdaq National Market
10% Senior Subordinated Notes due 2003                                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of March 22, 1996, was approximately $236,900,000.00.

    The number of shares outstanding of each of the registrant's classes of common stock, as of March 22, 1996, the latest practical date, was 26,780,896 shares of Common Stock, par value $0.05 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on May 29, 1996, are incorporated by reference in Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    The Company is a leading specialty financial services company engaged in Asset Portfolio (see "Certain Definitions" for a listing of the defined terms used herein) acquisition and resolution, mortgage banking and institutional real estate investment advisory services. The Asset Portfolio acquisition and resolution business involves acquiring at a substantial discount to Face Value and managing and resolving Asset Portfolios to maximize cash recoveries. The Company manages and resolves Asset Portfolios acquired by the Company alone, acquired by the Company with co-investors and owned by third parties. The mortgage banking business involves the origination, placement and servicing of commercial real estate mortgages and the purchase and securitization of portfolios of residential mortgages of borrowers who do not qualify for conventional loans. The institutional real estate investment advisory business involves the provision of real estate investment advice to various institutional investors (primarily pension funds) seeking to invest a portion of their funds in real estate.

DEVELOPMENT OF BUSINESS STRATEGY

    In early 1994, the Company made the strategic decision to diversify its business lines and to reduce its dependence on asset management and resolution contracts with governmental agencies and certain other entities. As a result, the Company shifted its strategic focus in order to take advantage of business opportunities in the specialty finance markets that capitalize on its competitive strengths and reputation within its core business. The key elements of this strategy include:

    - increasing the amount that the Company invests for its own account in Asset Portfolios;

    - continuing to provide high quality management and resolution services to co-investors and other third-party owners of Asset Portfolios;

    - expanding its presence in the traditional mortgage banking market through greater market penetration and by participating in the expanding market for securitization of commercial and residential real estate mortgages; and

    - developing its institutional real estate investment advisory business to complement the Company's existing business lines.

ASSET ACQUISITION AND RESOLUTION

    GENERAL. The Company manages and resolves Asset Portfolios acquired at a substantial discount to Face Value by the Company alone and by the Company with co-investors. The Company also manages and resolves Asset Portfolios owned by third parties. Asset Portfolios generally include secured loans of varying qualities and collateral types. The majority of the loans in the Asset Portfolios in which the Company invests are in payment default at the time of acquisition. Although some Asset Portfolios include foreclosed real estate and other collateral, the Company generally seeks Asset Portfolios that do not include such assets. Some Asset Portfolio loans are loans for which resolution is tied primarily to the real estate securing the loan. Other loans, however, are collateralized business loans, the resolution of which may be based either on cash flow of a business or on real estate and other collateral securing the loan. Collateralized business loans acquired by the Company generally have smaller Face Values and often are more quickly resolved than more traditional real estate loans. The Company intends to focus to a greater extent on collateralized business loans.

    The Company obtains information on available Asset Portfolios from many sources. Repeat business and referrals from Asset Portfolio sellers with whom the Company previously has transacted business are an important and frequent source of Asset Portfolios. The Company has developed relationships in which it is a preferred Asset Portfolio purchaser for certain sellers. The Company believes that it receives many Asset Portfolio solicitations that result primarily from its reputation as an active portfolio purchaser. Other important sources of business include referrals from co-investors who seek the Company's participation in Asset Portfolio purchases, focused contacts initiated by senior management, public advertising of Asset Portfolios for sale and the Company's international presence.

    Although the need for asset management and resolution services by governmental agencies has substantially declined in recent years, the Company believes that a permanent market for Asset Portfolio acquisition, management and resolution services has emerged within the private sector. Whether because a financial institution desires to reduce overhead costs, is not staffed to handle large volumes of Asset Portfolios or simply does not want to distract management and personnel with the intensive and time-consuming job of resolving Asset Portfolios, many financial institutions now recognize that outside contractors often are better staffed to manage and resolve Asset Portfolios. These financial institutions include multi-national, money center, super-regional and regional banking institutions nationwide, in Canada and Western European nations, as well as insurance companies. Moreover, financial institutions have embraced the concept of packaging and selling Asset Portfolios to investors as a means of disposing of non-performing and under-performing loans and improving the financial institution's balance sheet. Consolidations within the banking industry have reinforced this trend. Insurance companies, which historically have avoided outsourcing Asset Portfolio management or selling Asset Portfolios, also are emerging as sellers of Asset Portfolios due in part to the implementation of risk-based capital rules. Additionally, there is a market for management and resolution services for delinquent or non-performing loans within performing securitized loan pools. The Company believes that the significant volume of performing loan securitizations makes this an attractive market in which to participate.

    The Company believes that opportunities for the acquisition, management and resolution of Asset Portfolios are becoming increasingly evident in certain international markets and that lenders in these markets are adopting many of the Asset Portfolio management and resolution outsourcing techniques currently utilized in the United States. Accordingly, the Company has opened offices in Toronto (August 1994) and London (October 1995) in order to take advantage of opportunities in Canada, the United Kingdom and certain other Western European nations. The Company had $302.0 million (US$Face Value) in Canadian Asset Portfolios under management on December 31, 1995. In January 1996, the Company acquired $44.3 (US$Face Value) in United Kingdom Asset Portfolios.

    Because of the significant decline in Asset Portfolio management and resolution services required by governmental agencies and the trend toward outright sales of Asset Portfolios, the Company shifted its strategic focus to becoming an active Asset Portfolio investor for its own account and a co-investor with other Asset Portfolio buyers. The Company believes that as a direct investor in Asset Portfolios it has a significant competitive advantage relative to its competitors in the asset management and resolution business. Moreover, the Company believes that direct investment permits it to take advantage of the profit opportunities of Asset Portfolio investing. The Company believes that it can gain market share in the Asset Portfolio acquisition, management and resolution business due to its financial strength; experience in managing and resolving Asset Portfolios; international reputation; and strategic relationships with sellers and purchasers of Asset Portfolios, including financial institutions, large corporate buyers, investment banking firms and sophisticated private investors.

    ASSET PORTFOLIO INVESTMENT. The Company's business of investing in Asset Portfolios is conducted either through it owning the Asset Portfolio alone or with co-investors. Asset Portfolios acquired solely by the Company have ranged between approximately $.5 million (Face Value) and approximately $96.8 million (Face Value), whereas Asset Portfolios owned by it with co-investors have ranged up to approximately $679.0 million (Face Value). The Company generally funds its share of any investment with a combination of borrowings under its existing credit lines and internal cash flow. Future Asset Portfolio purchases will depend on the availability of Asset Portfolios offered for sale, the availability of capital and the Company's ability to submit successful offers to purchase Asset Portfolios. As a result, Asset Portfolio purchases can vary significantly from quarter to quarter.

    Prior to making an offer to purchase an Asset Portfolio, the Company conducts an extensive investigation and evaluation of the individual loans comprising 95% to 100% of the aggregate Face Value of all the loans in the Asset Portfolio. This examination typically consists of analyzing the information made available by the Asset Portfolio seller (generally, the respective credit and collateral files for the loans), reviewing other relevant material that may be available (including tax and judgment records) and analyzing the underlying collateral (including conducting site inspections, obtaining value opinions from third parties and consulting with any of the Company's asset managers who have experience with the local market for such assets). The Company also reviews information on the local economy and real estate markets in the area in which the loan collateral is located. Because of its broad, nationwide experience in managing assets, the Company often is able to draw on its asset management experience in the specific market in which an asset is located. Unlike the original lender, the Company values Asset Portfolio loans based on the present value of estimated total cash flow from resolution, with the expectation that the loans will be resolved prior to scheduled maturity. The Company's policy is to not refinance or renew purchased loans or grant new credit.

    Asset   Portfolio  evaluations  are  conducted  almost  exclusively  by  the
Company's employees who specialize in analysis of non-performing and under-performing loans, often with further specialization based on geographic or collateral-specific factors. Most of these employees have previously served the Company (and some continue to serve) as asset managers with responsibility for resolving such loans. Their asset management experience aids these individuals, working together in teams, in making informed judgments about the status of each loan and the underlying collateral, the probable cash flows from the loan, the likely resolution of the loan and the time and expense required for such resolution. The Company's personnel document these evaluations in standardized Company formats.

    Upon completion of evaluation forms, the Company compiles a database of information about the loans in the Asset Portfolio. The primary focus of the database is the anticipated recovery amount, timing and cost of the resolution of the Asset Portfolio. Using its proprietary modeling system and loan information database, the Company then determines the amount it will offer. The offer is structured to achieve certain minimum rates of return. As of December 31, 1995, the Company had paid an average purchase price of 53.0% of the aggregate Face Value on all of its Asset Portfolios.

    When an Asset Portfolio is acquired (whether for the Company's own account or with co-investors), the Company assumes the management of the loans in the Asset Portfolio. Management includes responsibility both for servicing and for resolving such loans. The Company's asset managers are given the supporting due diligence information and projections relating to each newly-acquired loan for which the manager assumes management responsibility. Because asset managers are actively involved in the Asset Portfolio evaluation process, it is not unusual for an asset manager to be given management responsibility for the specific loans that the asset manager assisted in evaluating in the due diligence or pricing processes. The Company believes that by combining the resolution and evaluation activities, the Company achieves efficiency in loan resolution and accuracy in loan evaluations.

    Resolutions typically are accomplished through (i) negotiating with debtors a discounted payoff, which may be accomplished through a refinancing by the obligor with a lender other than the Company, or (ii) foreclosure and sale of the collateral. The Company generally seeks consensual resolution of each loan, having found that a negotiated resolution usually maximizes the overall recovery. The Company resolves most assets within an Asset Portfolio within 18 months. The goal of the Company's asset resolution process is to maximize in a timely manner cash recovery on each loan in an Asset Portfolio.

    In evaluating Asset Portfolios, the Company takes into account concentrations of collateral located in specific regions. At December 31, 1995, the geographic dispersion of each primary asset securing the loans in the Asset Portfolios in which the Company had invested (whether for its own account or with co-investors) was as follows:

                                                                                    NUMBER OF
                                                          FACE VALUE  % OF TOTAL     ASSETS     % OF TOTAL
                                                          ----------  -----------  -----------  -----------
                                                                        (DOLLARS IN MILLIONS)
Northeast...............................................  $    492.4        25.2%       1,255         44.2%
West....................................................       807.5        41.4          673         23.7
Southwest...............................................       217.8        11.2          352         12.4
Midwest.................................................        72.5         3.7          104          3.7
Southeast...............................................       335.5        17.2          333         11.8
Canada..................................................        26.1         1.3          120          4.2
                                                          ----------       -----        -----        -----
  Total.................................................  $  1,951.8       100.0%       2,837        100.0%
                                                          ----------       -----        -----        -----
                                                          ----------       -----        -----        -----

    The Company invests in both collateralized business loans and real estate collateralized loans. Asset Portfolios purchased by the Company alone have tended to be primarily composed of collateralized business loans, because many of such Asset Portfolios are within the size range generally sought by the Company. Asset Portfolios composed primarily of real estate loans typically are larger and the Company's investments in such portfolios usually are made with co-investors. At December 31, 1995, the Company's total investment in wholly-owned Asset Portfolios aggregated $361.5 million (Face Value), which was composed of $272.4 million (Face Value) (75.4%) of collateralized business loans, $17.1 million (Face Value) (4.7%) of real estate loans, $66.8 million (Face Value) (18.5%) of asset-backed securities and $5.2 million (Face Value) (1.4%) of real estate.

    The Company has found that the market for smaller portfolios is less competitive, because larger Asset Portfolio buyers often elect not to consider these portfolios. In a recent industry trend, some Asset Portfolio sellers are soliciting bids on portfolios consisting of small groups of loans.

    ASSET MANAGEMENT AND RESOLUTION SERVICES. The Company provides asset management and resolution services to third parties pursuant to contracts with the owner of an Asset Portfolio or a purchaser (including a partnership, joint venture or other group in which the Company is a co-investor) of an Asset Portfolio. Management of Asset Portfolios includes both loan resolution and providing routine accounting services, monitoring collections of interest and principal (if any), confirming (or advancing) insurance premium and tax payments due on collateral and generally overseeing and managing, if necessary, collateral condition and performance.

    Asset management and resolution contracts relating to Asset Portfolios managed by the Company for third parties have a finite duration, typically three to five years, and, at December 31, 1995, covered Asset Portfolios that ranged up to $274.6 million (Face Value). These contracts generally provide for the payment of (i) a fixed annual management fee (generally between 50 and 75 basis points based on the Face Value or original purchase price of the loans), (ii) a resolution fee (generally between 50 and 150 basis points based on the net cash collections on loans and assets) and (iii) a negotiated incentive fee for the successful resolution of loans or assets, which is earned after a predetermined rate of return for the portfolio owner or co-investor is achieved.

    As part of its third-party asset management and resolution business, the Company is aggressively pursuing contracts to serve as the designated Special Servicer for pools of securitized mortgages. After a loan within a securitized pool of performing loans becomes delinquent or non-performing, the Master Servicer or Primary Servicer of the pool will contractually transfer responsibility for resolution of that loan to the pool's designated Special Servicer. Special Servicers earn an annual fee (approximately 50 basis points of the Face Amount of the delinquent or non-performing loans subject to Special Servicing), plus a 75 to 100 basis points resolution fee based on the total cash flow from resolution of each such loan as it is received. At December 31, 1995, the Company was the designated

Special Servicer for securitized pools holding over $5.9 billion (Face Value) of loans, $738.3 million (Face Value) of which had been assigned to the Company for resolution in its capacity as Special Servicer.

    The Company believes that its willingness to purchase interests in the subordinated or unrated tranches from commercial real estate mortgage securitizations provides the Company a significant competitive advantage in pursuing Special Servicer contracts. The Company believes that acceptance of this risk is similar to its Asset Portfolio acquisition business, and that the risk is acceptable because the Company understands the loan valuations and will manage the loan resolutions. In addition, the Company performs due diligence reviews of the loans in such securitizations as it does in the acquisitions of Asset Portfolios.

MORTGAGE BANKING

    GENERAL. The Company performs a wide range of commercial mortgage banking services, including originating, underwriting, placing, selling and servicing of commercial real estate loans through its Holliday Fenoglio and ACC mortgage banking units. Through AMRESCO Residential, a residential mortgage banking business, the Company purchases and securitizes portfolios composed of residential mortgages of borrowers who do not qualify for conventional loans. For 1995, $28.9 million (26.1%) of the Company's gross revenues were attributable to the Company's mortgage banking business.

    The Company believes that the real estate mortgage banking business offers significant growth opportunities. Industry wide, there are an estimated $1.0 trillion principal amount of commercial real estate mortgages outstanding and the Company estimates that $125.0 billion to $150.0 billion principal amount of commercial real estate mortgages are refinanced each year in addition to mortgage financing of new construction. Originations of loans for new construction projects are cyclical and are influenced by various factors, including interest rates, general economic conditions and demand patterns in individual real estate markets. The commercial mortgage banking industry is fragmented, composed primarily of small local or regional firms. The Company anticipates that expensive technological demands, increasingly standardized underwriting requirements, more demanding borrowers and lenders and the emergence of a market for securitized commercial real estate mortgage pools will likely push the commercial mortgage banking industry toward greater consolidation. The Company believes that well-capitalized, full-service mortgage banking firms offering a variety of mortgage banking and loan management services nationwide will emerge from this consolidation. The Company's objective is to improve its position as a major nationwide full-service mortgage banker to the commercial real estate industry. The Company intends to achieve this goal through the internal development of its mortgage banking group and through strategic acquisitions of mortgage bankers which either serve key real estate markets in the United States or provide niche or specialized services that enhance the Company's product line.

    COMMERCIAL MORTGAGE BANKING BUSINESS. As a leading full-service commercial mortgage broker and banker with offices in key markets throughout the United States, the Company provides a wide range of real estate capital markets services to owners and developers of the full range of commercial real estate properties. The typical consumers of commercial real estate mortgage banking services are both real estate developers and owners (as borrowers) and investor/lenders (as funding sources). Due to the more specialized nature of commercial mortgage lending and the smaller universe of lenders serving this market (in each case relative to the residential mortgage market), borrowers rely on commercial mortgage brokers and bankers to find competitive lenders, and these lenders (particularly insurance companies and pension plans, which do not generally have origination staffs located in multiple branches) rely on mortgage brokers and bankers to source potential borrowers. Lenders generally include banks, pension funds and insurance companies. In originating loans, Holliday Fenoglio and ACC each work closely with both the borrower and potential lenders from the time a loan prospect is first contacted, through the application and proposal process, and throughout the documentation of the loan to final funding. Holliday Fenoglio and ACC each typically perform extensive due diligence and market analysis for the lenders in this process.

    Holliday Fenoglio primarily serves commercial real estate developers and owners by originating commercial real estate loans. Holliday Fenoglio originates prospective borrowers through its own commission-based mortgage bankers in its offices located in Atlanta, Boca Raton, Buffalo, Dallas, Houston, New York City and Orlando. The loans originated by Holliday Fenoglio generally are funded by institutional lenders, primarily insurance companies, with Holliday Fenoglio retaining the Primary Servicer rights on more than a quarter of such loans. The Company believes that Holliday Fenoglio's relationship and credibility with the institutional lender network provide the Company a competitive advantage in the commercial mortgage banking industry.

    ACC, which originated approximately $447.1 million of commercial real estate mortgages during 1995, is a mortgage banker that originates and underwrites commercial real estate loans that are funded primarily by Conduit Purchasers rather than by institutional lenders. ACC, therefore, makes certain representations and warranties concerning the loans it originates. These representations cover such matters as title to the property, lien priority, environmental reviews and certain other matters. ACC primarily targets originators of commercial mortgage loans for commercial real estate properties that are suitable for sale to Conduit Purchasers accumulating loans for securitization programs directly through ACC's offices located in Dallas, Miami, Raleigh and Washington, DC, as well as through a network of approximately 42 independent mortgage brokers located throughout the United States. ACC also has a relationship with the 18-office commercial real estate finance unit of a major insurance company whereby the insurance company has agreed to refer prospective borrowers to the Company in instances where the prospective loan does not meet the insurer's requirements (typically borrowers for medium-quality commercial properties). Since ACC commenced underwriting activities and through December 31, 1995, Holliday Fenoglio originated approximately 29% of the loans underwritten by ACC, with Holliday Fenoglio and ACC each receiving fees for their respective services.

    The Company believes that through ACC, the Company has certain additional significant advantages in the mortgage banking marketplace. First, through its relationships with certain institutional investors, the Company is able to underwrite and sell commercial mortgage loans, particularly in instances where the borrower needs relatively quick access to funding for a particular project. Through a warehouse credit facility arranged in early 1995, the Company is able to underwrite and fund a loan and hold that loan for resale to a buyer. Second, because of its extensive experience in real estate markets, the Company believes it can carefully evaluate the risks of such underwriting transactions in order to minimize financial exposure to it in underwriting and/or warehousing a loan.

    In July 1995, the Company, through ACC, acquired for approximately $1.3 million CKSRS, whose primary business is the origination, sale to Freddie Mac and servicing of multi-family apartment mortgages. Through CKSRS, the Company has become a Freddie Mac Program Plus-Registered Trademark- Seller/Servicer in Florida, North Carolina and South Carolina. Through this acquisition, the Company has obtained access to a significant source of funding for multi-family mortgages. The Company intends to expand its Freddie Mac authorization to operate in other states. The Company has become an approved Fannie Mae DUS multi-family lender. The Company expects Freddie Mac and Fannie Mae loan originations to become an important part of its mortgage banking activities. Holliday Fenoglio is expected to be a significant source of such loan originations.

    The Company generally earns a fee of between 50 and 100 basis points of the loan amount for originated or underwritten loans, plus certain additional processing fees. From time to time, the Company also originates non-traditional financing involving hybrid forms of debt, equity participations and other creative financing structures. In addition, the Company acts as a real estate broker, generally selling investment-quality properties to institutional investors. Fees for equity or joint venture structures are typically higher.

    After the evaluation of a loan prospect and the project financing needs, and depending upon the type of property involved and its location, the Company approaches institutional lenders that the

Company believes would be interested in funding the loan. The Company has established relationships with over 200 institutional lenders that include insurance companies, pension plans and Conduit Purchasers. In 1995, the Company placed 442 loans with over 80 different lenders. Over 30 institutional lenders have retained the Company as their respective exclusive or semi-exclusive loan originator in selected cities and regions.

    COMMERCIAL  LOAN  SERVICING  BUSINESS.   The  Company  serves  as  a Primary
Servicer for whole loans and as a Master Servicer for securitized pools of commercial mortgages. For 1995, $4.7 million (4.3%) of the Company's gross revenues were generated by its commercial loan servicing business. The dominant users of loan servicers are mortgage-backed bond trusts and similar securitized asset-backed loan portfolios made up of numerous passive investors. Other lenders often contract with the originating mortgage banker or other third-party servicer to manage collection, accounting and other activities with respect to the loan. The revenue stream from servicing contracts on commercial mortgages is relatively predictable as prepayment penalties in commercial mortgages discourage early loan payoffs, a risk that is more significant to servicers of residential mortgage portfolios.

    Primary Servicing involves collecting monthly mortgage payments, maintaining escrow accounts for the payment of ad valorem taxes and insurance premiums on behalf of borrowers, remitting payments of principal and interest promptly to investors in the underlying mortgages, reporting to those investors on financial transactions related to such mortgages and generally administering the loans. The Primary Servicer also must cause properties to be inspected periodically, determine the adequacy of insurance coverage on each property, monitor delinquent accounts for payment and, in cases of extreme delinquency, institute and complete either appropriate forbearance arrangements or foreclosure proceedings on behalf of investors. Primary Servicers are typically paid an annual fee ranging between 4 and 25 basis points of Face Value of the loans under management. At December 31, 1995, the Company's Primary Servicing portfolio totaled approximately $3.3 billion (Face Value).

    Master Servicing involves providing administrative and reporting services to securitized pools of mortgage-backed securities. Typically, mortgages underlying mortgage-backed securities are serviced by a number of Primary Servicers. Under most master servicing arrangements, the Primary Servicers retain principal responsibility for administering the mortgage loans and the Master Servicer acts as an intermediary in overseeing the work of the Primary Servicers, monitoring their compliance with the issuer's standards and consolidating their respective periodic accounting reports for transmission to the issuer of the related securities. The Company occasionally is designated as the full servicer for a pool of mortgages, in which case the Company acts as Master, Primary and Special Servicer for the pool. Master Servicers are typically paid an annual fee ranging between 4 and 12 basis points of Face Value of the loans under management. The average life of these securitized pools is expected to be approximately eight years. At December 31, 1995, the Company's Master Servicing portfolio totaled approximately $6.7 billion (Face Value).

    The market for servicing performing loan pools constitutes a much larger potential market than the market for servicing non-performing and under-performing assets. The Company believes that by gaining access to these pools in a servicer capacity, opportunities exist for the Company to originate loan refinancings as outstanding loans mature. In addition, the Company's ability to also act as Special Servicer is a competitive advantage. The Company, therefore, has targeted the market for performing loan management services as a growth area. The Company has previously participated in this market as a Primary Servicer of commercial real estate loans for loans originated by its mortgage banking unit and for loans owned by investor clients.

    On October 27, 1995, the Company acquired for approximately $16.9 million a substantial portion of the assets of EQS, consisting primarily of EQS' third-party loan pool servicing contracts. At December 31, 1995, the Company was Master Servicer on approximately $6.6 billion (Face Value) in loans under the servicing contracts purchased in the EQS Acquisition.

    RESIDENTIAL MORTGAGE SECURITIZATION. Through AMRESCO Residential, the Company purchases (in bulk from independent originators), warehouses and securitizes portfolios of residential mortgages of borrowers who do not qualify for conventional loans and whose borrowing needs are not met by traditional financial institutions. Such borrowers may not satisfy the more rigid underwriting standards of the traditional residential mortgage lending market for a number of reasons, such as blemished credit histories (from past loan delinquencies or bankruptcy), inability to provide income verification data or lack of established credit history. Because this market is underserved by traditional lenders, credit is less available, there is less competition and interest rates are higher than for higher credit quality mortgage borrowers. The Company believes that the higher risk-adjusted profit opportunities offered by this market are attractive. At December 31, 1995, AMRESCO Residential held mortgage portfolios aggregating approximately $142.7 million, which (together with mortgages purchased after December 31, 1995) were securitized and sold on January 26, 1996, with the Company retaining certain interest only certificates.

    The Company intends to securitize loans through the sale of residential mortgage-backed securities in the public and private capital markets. The Company will seek to utilize securitization structures that minimize its capital requirements, while still providing income to the Company. For example, the Company may sell certificates for senior interests in a securitization, but retain subordinated and/or interest-only certificates. The Company then would have limited capital at risk, but would retain a portion of the cash flow from the securitization. The Company also may seek to place bundled residential mortgages through non-securitization transactions such as joint ventures with insurance companies and pension funds.

INSTITUTIONAL INVESTMENT ADVISORY

    Effective November 20, 1995, the Company acquired for approximately $4.2 million substantially all of the institutional real estate investment advisory contracts and certain other assets of Acacia. Through these contracts, the Company now provides real estate investment advice to various institutional investors (primarily pension funds) seeking to invest a portion of their funds in real estate. The investors establish certain investment parameters (E.G., amount of funds available for investment, type of property, geographic mix, form of investment (loan, partnership, direct ownership), target rate of return and investment term). The Company then seeks investment opportunities it believes meet the investors' parameters. The investors exercise varying degrees of control over these investment decisions. Depending on the amount of discretion granted by the client, the Company also will make a recommendation, or the final decision, concerning whether to sell a particular property and will direct the work necessary to complete the sale. Although the Company is paid acquisition and disposition fees by some of its clients, its principal source of revenue is asset management fees, which are based on the cash flow of the investments under management or are negotiated at the time of the client's investment in a property.

COMPETITION

    The Company's competition varies by business line and geographic market. Generally, competition within each of the business lines within which the Company competes is fragmented with very few national competitors, none of which dominate a particular business line, and many local and regional competitors. Certain of its competitors within each of its business lines are larger and have greater financial resources than the Company.

EMPLOYEES

    At December 31, 1995, the Company and its subsidiaries employed approximately 810 employees. Approximately 355 persons are employed in its asset management and resolution group, 300 in its real estate mortgage banking and services group, 10 in its residential mortgage group, 20 in its institutional investment advisory services business and 125 in general corporate administration. The Company believes that its employee relations are generally good.

CERTAIN DEFINITIONS

    The following are certain defined terms used herein:

    "ACACIA" means Acacia Realty Advisors, Inc.

    "ACACIA  ACQUISITION"  means   the  acquisition  by   the  Company  of   the
institutional   real  estate  investment  advisory  business  of  Acacia  Realty
Advisors, Inc.

    "ACC" means AMRESCO Capital Corporation, a subsidiary of the Company.

    "AMRESCO RESIDENTIAL" means, collectively, ARMC and AMRESCO Residential Credit Corporation, subsidiaries of the Company.

    "ARMC" means, AMRESCO Residential Mortgage Corporation, a subsidiary of the Company.

    "ASSET PORTFOLIO" means a pool or portfolio of performing, non-performing or underperforming commercial, industrial, agricultural and/or real estate loans and real estate and other collateral acquired through foreclosure or settlement.

    "BEI" means BEI Holdings, Ltd.

    "BEI MERGER" means the merger of Holdings with and into a subsidiary of BEI on December 31, 1993.

    "CGW" means, collectively, CGW Southwest Partners I, L.P. and CGW Southeast Partners II, L.P.

    "CKSRS" means CKSRS Housing Group, Ltd., a Florida limited partnership.

    "COMPANY" means, unless otherwise stated herein or unless the context otherwise requires, the Company and each of its subsidiaries.

    "CONDUIT PURCHASERS" means investment bankers and other financial intermediaries who purchase or otherwise accumulate pools or portfolios of loans having common features (E.G., real estate mortgages, etc.), with the intent of securitizing such loan assets and selling them to a trust that secures its funds by selling ownership interests in the trust to public or private investors.

    "EQS" means, collectively, EQ Services, Inc. and Equitable Real Estate Investment Management, Inc.

    "EQS ACQUISITION" means the acquisition by the Company of the third-party securitized, commercial mortgage loan Master Servicer and Special Servicer business of EQS.

    "FACE VALUE" means, with respect to any loan or Asset Portfolio, the aggregate unpaid principal balance of a loan or loans.

    "FANNIE MAE" means the Federal National Mortgage Association.

    "FDIC" means the Federal Deposit Insurance Corporation.

    "FREDDIE MAC" means the Federal Home Loan Mortgage Corporation.

    "HOLDINGS" means AMRESCO Holdings, Inc.

    "HOLLIDAY FENOGLIO" means Holliday Fenoglio, Inc., a subsidiary of the Company.

    "MASTER SERVICER" means an entity which provides administrative services to securitized pools of mortgage-backed securities.

    "PRIMARY SERVICER" means an entity which provides various administrative services for loans such as collecting monthly mortgage payments, maintaining escrow accounts for the payment of ad valorem taxes and insurance premiums on behalf of borrowers, remitting payments of principal and interest promptly to investors in mortgages or the Master Servicer of a pool and reporting to those investors or the Master Servicer on financial transactions related to such mortgages.

    "RTC" means the Resolution Trust Corporation.

    "SECURITIZATION" and "SECURITIZED" mean a transaction in which loans originated or purchased by an entity are sold to special purpose entities organized for the purpose of issuing asset-backed securities.

    "SPECIAL SERVICER" means an entity which provides asset management and resolution services for non-performing or under-performing loans within a pool of performing loans and/or mortgages.

ITEM 2.  PROPERTIES

    The Company leases approximately 65,000 square feet in the Woodall Rodgers Tower in Dallas, Texas for its centralized corporate functions including executive, business development and marketing, accounting, legal, human resources and support. The lease provides for annual rent of $693,000. The Company has exercised its right to terminate this lease in August 1996. The Company also leases approximately 197,000 square feet of space for an operations office and branch offices pursuant to leases with varying terms.

    On February 9, 1996, the Company entered into a lease covering approximately 125,000 square feet in the North Tower of the Plaza of the Americas, Dallas, Texas. This lease has an initial termination date of October 31, 2006 and has an initial annual base rent of approximately $1,500,000. The Company proposes to consolidate substantially all of its Dallas, Texas operations in such space commencing in August 1996.

ITEM 3.  LEGAL PROCEEDINGS

    The Company  is involved  from time  to time  in various  legal  proceedings arising in the ordinary course of business. In connection with the Company's loan servicing, asset management and resolution activities, the Company generally is indemnified by the party on whose behalf the Company is acting. The Company also maintains insurance that management believes is adequate for the Company's operations. None of the matters in which the Company is currently involved, either individually or in the aggregate (and after consideration of available indemnities and insurance), is expected to have a material adverse effect on the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fiscal quarter ended December 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

    Common Stock Market Prices and Dividends included in the Company's Annual Shareholders Report for the year ended December 31, 1995 are incorporated herein by reference.

ITEM 6.  AMRESCO, INC. AND SUBSIDIARIES SELECTED FINANCIAL DATA

                         AMRESCO, INC. AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA

                                                                                                      PREDECESSOR
                                                         AMRESCO, INC. (1)                           BUSINESSES (2)
                                      -------------------------------------------------------  --------------------------
                                                                                 TWO MONTHS    TEN MONTHS
                                       YEAR ENDED    YEAR ENDED    YEAR ENDED       ENDED         ENDED      YEAR ENDED
                                      DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   OCTOBER 31,  DECEMBER 31,
                                          1995          1994          1993          1992          1992          1991
                                      ------------  ------------  ------------  -------------  -----------  -------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating Results:
  Revenues (5)......................   $  110,486    $  129,791    $  122,401     $  22,809     $  87,538     $  48,141
  Income from continuing
   operations.......................       18,665        20,933        26,306         3,883        (2)           (2)
  Net income........................       21,090        18,748        24,218         3,735        23,307        16,037
  Primary earnings per share for
   income from continuing
   operations.......................         0.76          0.88          2.33          0.34        (3)           (3)
  Primary earnings per share........         0.86          0.79          2.15          0.33        (3)           (3)
  Fully-diluted earnings per share
   for income from continuing
   operations.......................         0.75          0.88          2.33          0.34        (3)           (3)
  Fully-diluted earnings per
   share............................         0.85          0.79          2.15          0.33        (3)           (3)
  Dividends per share (4)...........         0.15          0.20          0.35                      (3)           (3)
Balance Sheet Data:
  Total assets......................      521,713       172,340       163,653        44,238        59,049        59,883
  Total liabilities.................      360,919        58,754        71,954        25,503        46,501        28,948
  Equity............................      160,794       113,586        91,699        18,735        12,548        30,935

- ------------------------
(1) Effective December 31, 1993, AMRESCO, INC., formerly BEI, merged with Holdings. See discussion of this reverse acquisition in Item 7.

(2) The information for predecessor businesses represents the combined financial and operating information for the businesses acquired effective October 31, 1992. Predecessor financial statements have not been restated for the effect of discontinued operations.

(3) Per share data for predecessor businesses are not presented as such data are not comparable, due to changes in ownership and capital structure of Holdings as a result of its acquisition by CGW.

(4) In 1993 dividends of $0.35 were paid by Holdings to its shareholders prior to the merger with BEI.

(5) Certain reclassifications of prior year amounts have been made to conform to the current year presentation. In particular, reimbursable expenses, previously shown as assistance revenue and reimbursable costs, are now shown net for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    On December 31, 1993, AMRESCO, INC., formerly BEI, merged with Holdings. The merger was accounted for as a "reverse acquisition" whereby Holdings was deemed to have acquired BEI for financial reporting purposes. However, BEI, renamed AMRESCO, INC., remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements of AMRESCO, INC. presented for the year ended December 31, 1993 are the consolidated financial statements of Holdings and differ from the consolidated financial statements of BEI as previously reported. The results of operations of BEI have been included in the Company's financial statements from the date of acquisition.

    In 1994, the Company concluded all of its significant asset management relationships with government agencies and financial institutions and also began to shift its focus toward investment activities and the development of new lines of financial service businesses. Since the BEI Merger, the Company has extended its business lines to offer a full range of mortgage banking services, including the development of capital markets activities, increased substantially the amount it invests in portfolios, developed its institutional real estate investment advisory business and disposed of certain non-core business lines. These significant changes in the composition of the Company's business are reflected in the Company's results of operations and may limit the comparability of the Company's results from period to period.

    The following discussion and analysis presents the significant changes in financial condition and results of continuing operations of the Company by primary business lines for the years ended December 31, 1995, 1994 and 1993. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto (dollars in thousands, except per share data).

                                                                           1995           1994           1993
                                                                       -------------  -------------  -------------
Revenues:
  Asset acquisition and resolution...................................  $      81,144  $     110,637  $     122,944
  Mortgage banking...................................................         28,880          6,460
  Institutional investment advisory..................................            452
  Corporate and other................................................             10         12,694           (543)
                                                                       -------------  -------------  -------------
    Total revenues...................................................        110,486        129,791        122,401
                                                                       -------------  -------------  -------------
Operating expenses:
  Asset acquisition and resolution...................................         37,691         52,741         51,678
  Mortgage banking...................................................         22,244          6,237
  Institutional investment advisory..................................            444
  Corporate and other................................................         19,849         35,127         27,046
                                                                       -------------  -------------  -------------
    Total operating expenses.........................................         80,228         94,105         78,724
                                                                       -------------  -------------  -------------
Operating profit:
  Asset acquisition and resolution...................................         43,453         57,896         71,266
  Mortgage banking...................................................          6,636            223
  Institutional investment advisory..................................              8
  Corporate and other................................................        (19,839)       (22,433)       (27,589)
                                                                       -------------  -------------  -------------
    Total operating profit...........................................         30,258         35,686         43,677
                                                                       -------------  -------------  -------------
Income tax expense...................................................         11,593         14,753         17,371
                                                                       -------------  -------------  -------------
Income from continuing operations....................................         18,665         20,933         26,306
Gain(Loss) from discontinued operations..............................          2,425         (2,185)        (2,088)
                                                                       -------------  -------------  -------------
Net income...........................................................  $      21,090  $      18,748  $      24,218
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Weighted average shares outstanding and equivalents..................     24,654,321     23,679,239     11,288,688
Primary earnings per share from continuing operations................  $        0.76  $        0.88  $        2.33
Fully-diluted earnings per share from continuing operations..........  $        0.75  $        0.88  $        2.33
Primary earnings per share...........................................  $        0.86  $        0.79  $        2.15
Fully-diluted earnings per share.....................................  $        0.85  $        0.79  $        2.15

RESULTS OF OPERATIONS

    Revenues from the Company's asset management and resolution activities include fees charged for the management of portfolios of performing, non-performing or underperforming commercial, industrial, agricultural and real estate loans and for the successful resolution of the assets within such portfolios. The asset base of each portfolio declines over the life of the portfolio, thus reducing asset management fees as assets within the portfolio are resolved. These fees, therefore, are subject to fluctuation based on the consideration received, timing of the sale or collection of the managed assets, and the attainment of specified earnings levels on behalf of investors or investment partners. Certain direct costs incurred, primarily through 1994, in the management of assets for the FDIC were paid by the Company and billed to the FDIC.

    The original cost of an investment in loan and real estate portfolios is allocated to individual assets within that portfolio based on their relative fair value to the total purchase price. The difference between gross estimated cash flows from loans and asset-backed and other securities and its present value is accrued using the level yield method. The Company accounts for its investments in partnerships and joint ventures using the equity method which generally results in the pass-through of its pro rata share of earnings as if it had a direct investment in the underlying loans. Loans, partnerships and joint ventures, and real estate are carried at the lower of cost or estimated fair value. The Company's investments in asset-backed and other securities are classified as available for sale and are carried at estimated fair value determined by discounting estimated cash flows at current market rates. Any unrealized gains (losses) on asset-backed and other securities are excluded from earnings and reported as a separate component of shareholders' equity, net of tax effects.

    Revenues from the Company's commercial mortgage banking activities are earned from the origination and underwriting of commercial real estate mortgage loans, the placement of such loans with permanent investors and the servicing of loans. Revenues from the Company's residential capital markets activities consist of interest earned on residential mortgage loans purchased and accrued earnings on securities purchased. Loan placement and servicing fees, commitment fees, and real estate brokerage commissions are recognized as earned. Placement and servicing expenses are charged to expense as incurred.

    Revenues from the Company's institutional investment advisory business are earned from providing real estate investment advisory services, including acquisition, portfolio/asset management and disposition services, to institutional and corporate investors.

    Other revenues consist of consulting revenues earned on due diligence, gains on sales of other assets, and other miscellaneous income. Additionally, 1994 included a $10.0 million conclusion fee on a management contract with a financial institution.

    In December 1994, the Company elected to dispose of the operations of its data processing and home banking subsidiary. The loss from such discontinued operations totaled approximately $2.2 million and $2.1 million for the years ended December 31, 1994 and 1993, respectively. The subsidiary was sold on June 16, 1995 for a net gain of $2.4 million, or $0.10 per share.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    The Company reported 1995 revenues of $110.5 million, a 15% decrease from 1994. Operating profit also decreased 15% over the same period. 1994 revenues and operating profit included $10.0 million and $6.0 million, respectively, related to the conclusion of an asset management contract. After adjustment for this one-time conclusion fee, 1995 revenues decreased 8% while operating profits increased 2%. Mortgage banking posted a significant increase in operating profit, while asset acquisition and resolution operating profit fell 25%.
Fully-diluted earnings per share from continuing operations for 1995 was $0.75 compared to $0.73 for 1994 after elimination of the one-time contract conclusion fee in 1994, a 3% increase.

    ASSET ACQUISITION AND RESOLUTION -- Revenues for 1995 were comprised of $20.6 million in asset management fees, $19.5 million in resolution fees, $36.9 million in interest and other investment income, and $4.1 million in other revenues, primarily consulting revenues and gains on sales of investments. The $29.5 million, or 27%, decrease in revenues from 1994 was comprised of a $21.2 million decrease in management fees and a $32.4 million decrease in resolution fees due to the conclusion of significant institutional and government contracts during 1994 and early 1995. These declines were partially offset by a $23.0 million increase in interest and other investment income due to an increase in aggregate investments of $138.6 million from December 31, 1994, and a $1.1 million increase in other revenues.

    Expenses for the year ended December 31, 1995 were comprised of $21.1 million in personnel costs, $5.0 million in other general and administrative expenses, $9.5 million in interest, and $2.1 million in profit participation expenses. The $15.1 million, or 29%, decrease in expenses was primarily due to an $18.5 million decrease in personnel expenses and a $5.8 million decrease in other general and administrative expenses, which decreases were partially offset by a $7.2 million increase in interest expense and a $2.0 million increase in profit participation expenses. Personnel and other general administrative expenses decreased as significant institutional and government contracts concluded during 1994, including a related $3.7 million reduction in estimate of accounts receivable bad debt reserve and other accrued expenses related to certain concluding asset management contracts. The increase in interest expense was due to the financing incurred for a $138.6 million increase in aggregate investments. The increase in profit participation expense is primarily due to the $4.0 million received related to certain expired RTC contracts, approximately 40% of which is due to a joint venture partner.

    MORTGAGE BANKING -- Revenues for the year ended December 31, 1995 consisted of $24.4 million in origination, underwriting and servicing revenues, $4.4 million in interest and other investment income, and $.1 million in other income. Interest and other investment income increased $4.2 million primarily because of interest earned on mortgage loans held for sale, which increased $160.8 million late in 1995. Mortgage banking revenues increased $18.2 million primarily due to the inclusion for an entire year of the operations of Holliday Fenoglio, which was purchased in August 1994, ACC's underwriting activities commencing in the fourth quarter of 1994, and the securitized commercial loan servicing contracts acquired from EQS in the fourth quarter of 1995.

    Expenses for the year ended December 31, 1995 were comprised of $16.5 million in personnel expense, $4.3 million in other general and administrative expense, and $1.4 million in interest expense. The $16.0 million increase is primarily due to the $11.6 million increase in personnel expenses, the $3.0 million increase in other general and administrative expense, and the $1.4 million increase in interest expense. Expenses increased due to the inclusion of operations of Holliday Fenoglio, ACC and the contracts acquired from EQS.

    INSTITUTIONAL INVESTMENT ADVISORY -- After the Acacia Acquisition in November 1995, revenues of $.5 million were earned as the result of providing real estate investment advisory services to institutional and corporate investors, including acquisition, portfolio/asset management and disposition services. Expenses of $.4 million were incurred, including $.2 million in personnel expense and $.2 million in other general and administrative expenses.

    CORPORATE AND OTHER -- Revenues for the year ended December 31, 1995 were nominal, compared to $12.7 million in 1994. The $12.7 million decrease in revenues was primarily due to the $10.0 million conclusion fee on a significant institutional asset management contract and the $3.8 million relating to the inclusion in 1994 of operations and sale of a subsidiary acquired with BEI for the period prior to its sale in the first quarter of 1994.

    Expenses for the year ended December 31, 1995 were $19.8 million, compared to $35.1 million during 1994, a 44% decrease. The $15.3 million decrease was primarily due to the inclusion of $6.0 million of expenses in 1994 related to the conclusion of a significant institutional asset management contract as well as reduced incentive compensation costs and severance costs.

    INCOME TAXES -- The Company must have future taxable income to realize recorded deferred tax assets, including net operating loss carryforward tax benefits obtained in the BEI Merger. Certain of these benefits expire beginning in 1998 and are subject to annual utilization limitations. Management believes that recorded deferred tax assets will be realized in the normal course of business. The decrease in the effective income tax rate for the year ended December 31, 1995 was primarily due to permanent tax differences related to mortgages sold by a partnership in which the Company owns an interest for which the acquired tax basis exceeded the book basis.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

    The Company reported 1994 revenues of $129.8 million, a 6% increase from 1993, while operating profit decreased 18% over the same period. 1994 revenues and operating profit included $10.0 million and $6.0 million, respectively, related to the early conclusion of an asset management contract. The operations of BEI are included from the date of acquisition, December 31, 1993. The mortgage banking operations were initiated during 1994 with the acquisition of Holliday Fenoglio in August 1994 and the commencement of business by ACC during the fourth quarter of 1994. Additionally, during 1994 the focus of the asset acquisition and resolution business began changing from managing assets for institutional and governmental entities to the direct ownership of assets and the management of private third party contracts.

    ASSET ACQUISITION AND RESOLUTION -- Revenues for the year ended December 31, 1994 included $41.8 million in management fees, $52.0 million in resolution fees, $13.9 million in interest and other investment income and $2.9 million in other revenues. Management fees decreased $8.9 million and resolution fees declined $15.9 million during 1994 principally due to only eight months of operations under a significant institutional asset management contract, as well as reduced revenues from the government sector contracts as the contracts continued to conclude. These declines were offset by a $9.7 million increase in interest and investment income and gains on sales of assets and other revenues of $2.8 million.

    Expenses of $52.7 million for the year ended December 31, 1994, included $39.6 million in personnel expenses, $10.7 million in other general and administrative expenses, $2.3 million in interest expense and $.1 million in profit participations. The $1.1 million increase over the same period of 1993 is primarily due to a $6.6 million increase in other general and administrative expenses and a $1.2 million increase in interest expense, which increases were partially offset by a $3.8 million decline in personnel expenses and a $2.9 million decrease in profit participations. The increase in other general and administrative expenses was primarily due to the inclusion of BEI operations in 1994. The increase in interest expense was due to the incurrence of debt to facilitate increased investments. The decrease in personnel expense was primarily related to a reduction in the number of personnel due to the conclusion of personnel-intensive institutional and government contracts. The decrease in profit participations of $3.0 million is primarily due to the modification of an asset management contract effective April 1, 1993, that effected an exchange of profit participation in the Company's income before taxes for a rebate of fees.

    MORTGAGE BANKING -- Revenues of $6.4 million and expenses of $6.2 million were due to the acquisition of Holliday Fenoglio and the commencement of business by ACC during 1994. 1994 revenues consisted of $.2 million in interest income and $6.2 million in mortgage banking revenues, primarily origination, underwriting and servicing revenues. 1994 expenses consisted of $4.9 million in personnel expenses and $1.3 million in other general and administrative expenses.

    CORPORATE AND OTHER -- Other revenues for the year ended December 31, 1994 were $12.7 million, compared to a loss of $.5 million in 1993. The $13.2 million increase in revenues was primarily due to the $10.0 million conclusion fee on an institutional asset management contract and the $3.8 million in revenue relating to the inclusion in 1994 of operations and sale of a subsidiary acquired with BEI for the period prior to its sale in the first quarter of 1994. Expenses for the year ended December 31, 1994 increased $8.1 million over 1993 to $35.1 million primarily due to the inclusion of a $6.0 million of expenses related to the conclusion of an institutional asset management contract in 1994.

    PRO FORMA INCOME SUMMARY -- Pro forma combined revenues for 1994 totaled $139.3 million compared to $168.4 million for 1993, assuming the BEI and Holliday Fenoglio acquisitions had been consummated as of January 1, 1993. The $29.1 million, or 17%, decrease was primarily due to a decrease in BEI revenues of $15.3 million and a decrease in Holdings revenues of $13.8 million. The decline in revenues was primarily related to the conclusion of certain asset management contracts during 1994 and the sale of certain Company subsidiaries in the first quarter of 1994. Pro forma income from continuing operations for 1994 totaled $21.8 million compared to $28.0 million for 1993, after removing the impact of merger expenses, net gain on sales of subsidiaries and discontinued operations, for a decrease of $6.2 million, or 22%. Earnings per share from continuing operations was $0.91 for 1994, compared to $1.23 for the previous year, a decrease of $0.32, or 26%.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents totaled $16.1 million at December 31, 1995, compared to $20.4 million at December 31, 1994. Cash flows from operating activities plus principal cash collections on investments totaled $77.9 million for 1995, compared to $69.8 for 1994. The increase in cash flows from these activities resulted primarily from increased investments. Cash for investing, originating and underwriting loans, acquiring loans for securitization, general operating expenses and business acquisitions is primarily obtained through cash flow and credit facilities, including advances on the corporate and portfolio credit lines, mortgage warehouse lines, nonrecourse debt, subordinated debt, retained earnings and cash flow from owned investments.

                                                                                       1995       1994
                                                                                     ---------  ---------
                                                                                         (DOLLARS IN
                                                                                          MILLIONS)
Cash provided by operations and collections on investments.........................  $    77.9  $    69.8
Cash provided by (used for) new capital and borrowings, net........................      334.6      (11.7)
Cash used for purchase of investments..............................................     (221.8)     (62.6)
Cash used for purchase of mortgage loans, net......................................     (160.8)
Cash used for purchase of subsidiaries.............................................      (22.3)     (17.8)

Ratio of total debt to capital (excluding investment line).........................      1.9:1      0.1:1
Ratio of total debt to capital (excluding warehouse debt and investment line)......      0.9:1      0.1:1
Interest coverage ratio *..........................................................        6.0x      24.4x

- ------------------------
* Interest coverage ratio means the ratio of earnings before interest, taxes, depreciation and amortization to cash interest expense.

    During 1995, the Company replaced its $75.0 million revolving loan agreement with a $150.0 million revolving loan agreement, entered into a $27.5 million nonrecourse debt agreement, issued $45.0 million of 8% convertible subordinated debt with net proceeds of $43.0 million, issued 2,300,000 shares of common stock with net proceeds of $25.1 million and obtained several mortgage warehouse lines of credit to facilitate the origination, underwriting and purchase of mortgage loans. Additionally, in February 1996, the Company issued $57.5 million in 10% senior subordinated debt with net proceeds of $54.9 million. The net proceeds from these debt and stock offerings were used to purchase investments and mortgage loans held for sale, and to temporarily reduce borrowings under the revolving line.

    The following table shows the components of the Company's capital structure at December 31, 1995 (dollars in millions):

                                                                                1995 BALANCE     % OF TOTAL
                                                                                -------------  ---------------
Shareholders' equity..........................................................    $   160.8             35%
Convertible debentures........................................................         45.0              9%
Mortgage warehouse loans......................................................        153.2             33%
Notes payable (excluding investment line).....................................        105.9             23%

    Total assets increased $349.4 million during 1995 primarily due to an increase in investments of $152.1 million and an increase in mortgage loans held for sale of $160.8 million. These increases were financed by increased borrowings of $309.5 million and a $47.2 million increase in shareholders' equity. Also, during 1995, the Company made acquisitions to develop its new commercial loan servicing business and its institutional investment advisory business. These acquisitions resulted in a $21.2 million increase in intangible assets, primarily contract rights.

    At December 31, 1995, the lenders' commitment under the $150.0 million revolving loan agreement was limited to a total of $105.0 million with $35.0 million available under a corporate facility and $70.0 million available under a portfolio facility. The additional $45.0 million would become available to the Company upon the participation by additional financial institutions and upon an increase in the Company's borrowing base under this agreement. At December 31, 1995, the balance outstanding under the corporate facility was $6.5 million and the balance outstanding under the portfolio facility was $61.0 million. The available borrowing capacity under this facility at December 31, 1995, was $37.3 million. The revolving loan agreement is secured by substantially all of the assets of the Company not pledged under other credit facilities, including stock of a majority of the Company's subsidiaries. The revolving loan agreement requires the Company to meet certain financial tests, including minimum consolidated tangible net worth, maximum consolidated funded debt to consolidated capitalization ratio, minimum fixed charge coverage ratio, minimum interest coverage ratio, maximum consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio and maximum corporate facility outstanding to consolidated EBITDA ratio. The revolving loan agreement contains covenants that, among other things, will limit the incurrence of additional indebtedness, investments, asset sales, loans to shareholders, dividends, transactions with affiliates, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements.

    Effective November 1, 1995, ARMC entered into a $100.0 million warehouse line of credit, increased to $150.0 million on November 30, 1995, to finance the acquisition and warehousing of residential mortgage loans. At December 31, 1995, $135.6 million was outstanding under this facility. On January 26, 1996, the mortgages purchased with borrowings under this facility were securitized and sold and such borrowings were repaid in their entirety and the facility was terminated. On February 23, 1996, and as amended March 22, 1996, ARMC entered into a $220.0 million warehouse line of credit to finance the acquisition and warehousing of residential mortgage loans.

    On September 7, 1995, the Company entered into an interest rate swap agreement to hedge a portion of its 30-day LIBOR floating rate debt. The swap agreement has a notional amount of $25.0 million and requires payment of interest by the Company at a fixed rate of 5.8% and receipt of interest by the Company at a floating rate equal to 30-day LIBOR.

    In 1996, the Company intends to pursue (i) additional investment opportunities by acquiring assets both for its own account and as an investor with various capital partners who acquire such investments, (ii) acquisitions of new businesses and (iii) expansion of current businesses. The funds for such acquisitions and investments are anticipated to be provided in 1996 by cash flows and borrowings under the Company's revolving loan agreement and the 10% senior subordinated notes sold in February 1996. As a result, interest expense in 1996 is expected to be higher than interest expense in 1995.

    The Company believes its funds on hand of $16.1 million at December 31, 1995, cash flow from operations, its unused borrowing capacity under its credit lines ($59.1 million at December 31, 1995, excluding availability under a mortgage warehouse line which has no stated limit), the net proceeds from the February 1996 10% senior subordinated debt issuance, and its continuing ability to obtain financing should be sufficient to meet its anticipated operating needs and capital expenditures, as well as planned new acquisitions and investments, for at least the next twelve months. The magnitude of the Company's acquisition and investment program will be governed to some extent by the availability of capital.

INFLATION

    The Company has generally been able to offset cost increases with increases in revenues. Accordingly, management does not believe that inflation has had a material effect on its results of operations to date. However, there can be no assurance that the Company's business will not be adversely affected by inflation in the future.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Consolidated Financial Statements on Page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The information contained in item 4. "Changes in Registrant's Certifying Accountant" of the Company's Current Report on Form 8-K dated March 15, 1994, is incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is set forth under the caption "Management" in the Company's definitive Proxy Statement (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is set forth under the caption "Executive Compensation" in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS

    See Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

FINANCIAL STATEMENT SCHEDULES

    See Index to Consolidated Financial Statements on Page F-1 of this Annual Report on Form 10-K.

LIST OF EXHIBITS

EXHIBIT NUMBER  DESCRIPTION OF EXHIBIT
- --------------  -------------------------------------------------------------------------------------------------
        2.(a)   Agreement  for Purchase and  Sale of Assets, dated  as of July 28,  1994, among Holliday Fenoglio
                Dockerty & Gibson, Inc., Holliday Fenoglio Dockerty & Gibson of Dallas, Inc., Holliday Fenoglio &
                Monte, Inc. and 3003, Inc. and Holliday  Acquisition Corp., filed as Exhibit 2.1 to  Registrant's
                Current  Report  on Form  8-K dated  August 15,  1994,  which exhibit  is incorporated  herein by reference.

        3.(a)   Restated Certificate of Incorporation, filed  as Exhibit 3(i) to  the Registrant's Form 10-Q  for the quarter ended September 30, 1995, which exhibit is incorporated herein by reference.

         (b)    Amended  and Restated Bylaws as of  May 23, 1994, filed as  Exhibit 3(f) to the Registrant's Form
                10-K for  the fiscal  year ended  December  31, 1994,  which exhibit  is incorporated  herein  by reference.

        4.      See Exhibits 3(a) and (b).

        9.      Voting  Agreement, dated December 29, 1993, by and among Registrant, Gerald E. Eickhoff, James P.
                Cotton, Jr., CGW Southeast Partners I, L.P. and CGW Southeast Partners II, L.P., filed as Exhibit
                9 to the Registrant's  Form 10-K for the  fiscal year ended December  31, 1994, which exhibit  is incorporated herein by reference.

       10.(a)   Employment Agreement of James P. Cotton, Jr. filed as Exhibit 10(a) to the Registration Statement filed  by the Registrant on Form  S-4 under the Securities Act  of 1933 (File No. 33-4696), which exhibit is incorporated  herein by reference,  as amended  by Amendment dated  January 15,  1992, filed  as Exhibit 10(a) to the Registrant's Form 10-K  for the year ended October 31, 1991, which exhibits are incorporated herein by reference, and Termination of Employment Agreement, dated  as of  June 25, 1993, by and between the Registrant and James P. Cotton, Jr., filed as exhibit 10(a)
                to the  Registrant's  Form  10-Q  for  the  quarter ended  June  30,  1993,  which  exhibits  are incorporated herein by reference.(A)

         (b)    Amendment  and Restatement of Employment Agreement, dated as  of May 28, 1993, by and between the
                Registrant and Gerald E.  Eickhoff, filed as Exhibit  10(b) to the June  30, 1993 10-Q, which  is incorporated herein by reference.(A)

         (c)    Consulting  Agreement, dated as of January 3, 1994, between the Registrant and Gerald E. Eickhoff filed as Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the year ended December
                31, 1993, which exhibit is incorporated herein by reference.(A)

         (d)    Form of Indemnification Agreement  together with a  list of all officers  and directors who  have signed  such agreement, filed as Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for
                the year ended October 31, 1987, which exhibit is incorporated herein by reference.

EXHIBIT NUMBER  DESCRIPTION OF EXHIBIT
- --------------  -------------------------------------------------------------------------------------------------
         (e)    Form of Indemnification  Agreements, dated as  of August 24,  1993, together with  a list of  all officers and directors who have signed such agreement, filed as Exhibit 10(g) to the Registrant's
                Quarterly  Report  on Form  10-Q  for the  quarter  ended September  31,  1993, which  exhibit is incorporated herein by reference.

         (f)    Fifth Amended and Restated Incentive  Stock Option Plan dated as  of November 20, 1990, filed  as
                Exhibit  10(h) to the  Registrant's Annual Report  on Form 10-K  for the year  ended December 31,
                1991, which exhibit is incorporated herein by references.(A)

         (g)    Fourth Amended and Restated  Stock Option Plan dated  as of November 20,  1991, filed as  Exhibit
                10(i)  to the Registrants Annual Report on Form 10-K  for the year ended December 31, 1991, which exhibit is incorporated herein by reference.(A)

         (h)    Stock Option  Agreement,  dated as  of  April  17, 1990,  between  the Registrant  and  Bruce  W.
                Schnitzer,  and Termination of Warrant between Mr. Schnitzer and the Registrant, filed as Exhibit
                10(s) to the Registrant's Annual Report on Form  10-K for the year ended October 31, 1990,  which exhibit is incorporated herein by reference.(A)

         (i)    Promissory Note dated October 31, 1990 issued by James P. Cotton, Jr. to the Registrant, filed as
                Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990, which exhibit is incorporated herein by reference.

         (j)    Promissory  Note dated October 31, 1990 issued by  Gerald E. Eickhoff to the Registrant, filed as
                Exhibit 10(w) to the Registrant's  Annual Report Form 10-K for  the year ended October 31,  1990, which exhibit is incorporated herein by reference.

         (k)    Stock  Purchase Agreement effective as of August 1,  1987 by and among the Registrant, Joe Foster
                Company, Joe Foster Management, Inc., JFK Asset Managers, Inc., Joseph H. Foster, Jr. and  Eugene
                K.  Sanger, Jr., as amended by Amendatory Agreement  entered into effective as of August 1, 1989, filed as Exhibit 10(y) to the Registrant's Annual  Report on Form 10-K for the fiscal year  ended
                October 31, 1990 and related Closing Agreement by and between the Registrant, Joe Foster Company,
                BEI  Asset Managers, Inc.,  BEI Management, Inc., Joseph  H. Foster, Jr.,  Eugene K. Sanger, Jr.,
                Lawrence W.  Nixon, Douglas  R. Urquhart,  Robert  L. Adair  III and  Joseph E.  Jernigan,  dated
                September 10, 1991, filed as Exhibit 10(v) to the Registrant's Annual Report on Form 10-K for the
                year ended December 31, 1991, which exhibits are incorporated herein by reference.(A)

         (l)    Employment  Agreement of Robert  L. Adair III,  dated as of  November 16, 1993,  filed as Exhibit
                10(aa) to the Registration Statement of Registrant on  Form S-4 under the Securities Act of  1993
                (File No. 33-72732), which exhibit is by this reference incorporated herein.(A)

         (m)    Registrant's  1993 Key Individual  Stock Option Plan  filed as Exhibit  10(z) to the Registration
                Statement of Registrant on Form S-4 under the  Securities Act of 1993 (File No. 33-72732),  which exhibit is incorporated herein by reference.(A)

         (n)    Loan  Agreement,  dated August  13, 1993,  between NationsBank  of Texas,  N.A., and  AMRESCO New
                Hampshire, Inc. filed as  Exhibit 10(z) to the  Registrant's Annual Report on  Form 10-K for  the
                year ended December 31, 1993, which exhibit is incorporated herein by reference.

         (o)    Indemnification  Agreement, dated March 30,  1993, between AMRESCO Holdings,  Inc. and Richard L.
                Cravey, filed as Exhibit 10(ab) to the Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1993, which exhibit is incorporated herein by reference.

EXHIBIT NUMBER  DESCRIPTION OF EXHIBIT
- --------------  -------------------------------------------------------------------------------------------------
         (p)    Indemnification Agreement, dated March 30, 1993, between AMRESCO Holdings, and William S.  Green, filed  as  Exhibit 10(ac)  to the  Registrant's Annual  Report on  Form 10-K  for the  year ended
                December 31, 1993, which exhibit is incorporated herein by reference.

         (q)    Amended and Restated Agreement for Consulting Services, dated December 29, 1993, between  AMRESCO
                Holdings,  Inc. and CGW Southeast  Partners I, L.P., filed as  Exhibit 10(ae) to the Registrant's
                Annual Report on Form 10-K  for the year ended December  31, 1993, which exhibit is  incorporated herein by reference.

         (r)    Amended  and Restated Agreement for Consulting Services, dated December 29, 1993, between AMRESCO
                Holdings, Inc. and CGW Southeast Partners II,  L.P., filed as Exhibit 10(af) to the  Registrant's
                Annual  Report on Form 10-K for  the year ended December 31,  1993, which exhibit is incorporated herein by reference.

         (s)    The Registrant's Retirement Savings and Profit Sharing Plan and Trust filed as Exhibit 10(ag)  to the  Registrant's Annual Report on Form 10-K for  the year ended December 31, 1993, which exhibit is incorporated herein by reference.(A)

         (t)    The Registrant's Retention Bonus Plan,  as amended, filed as  Exhibit 10(ah) to the  Registrant's
                Annual  Report on  Form 10-K for  the year ended  December 31, 1993  and as Exhibit  10(y) to the
                Registration Statement of the Registrant on Form S-4  under the Securities Act of 1993 (File  No.
                33-72321), which exhibits are incorporated herein by reference.(A)

         (u)    The  Registrant's Severance Pay Plan filed as Exhibit 10(ai) to the Registrant's Annual Report on
                Form 10-K  for  the year  ended  December  31, 1993,  which  exhibit is  incorporated  herein  by reference.(A)

         (v)    The  Registrant's Thrift  Restoration Plan  filed as  Exhibit 10(ak)  to the  Registrant's Annual
                Report on Form 10-K for the year ended December 31, 1993, which exhibit is incorporated herein by reference.(A)

         (w)    Second Amended,  Restated and  Substitute  Promissory Note  and  Share Pledge  Agreement  between
                AMRESCO  Holdings, Inc. and Kenneth M. Abrams filed  as Exhibit 10(an) to the Registrant's Annual
                Report on Form 10-K for the year ended December 31, 1993, which exhibit is incorporated herein by reference.(A)

         (x)    Registrant's 1995 Stock Option and  Award Plan, filed as Exhibit  10(x) to the Registrant's  Form
                10-K  for  the fiscal  year ended  December 31,  1994,  which exhibit  is incorporated  herein by reference.

         (y)    Employment Agreement, dated as of May 31, 1994, between Registrant and Robert H. Lutz, Jr., filed as Exhibit 10(y) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, which exhibit is incorporated herein by reference.

         (z)    Registration Rights Agreement, dated December 30, 1993, among Registrant, AMRESCO Holdings, Inc.,
                James P. Cotton, Jr., Gerald E. Eickhoff, O. Darwin Smith, Calvin C. Hunkele, William G.  Kelley,
                Kenneth  M. Abrams, John  L. Hatfield, James D.  Philips, I.D. Flores,  CGW Southeast Partners I,
                L.P. and CGW Southeast Partners  II, L.P., filed as Exhibit  10(z) to the Registrant's Form  10-K for the fiscal year ended December 31, 1994, which exhibit is incorporated herein by reference.

EXHIBIT NUMBER  DESCRIPTION OF EXHIBIT
- --------------  -------------------------------------------------------------------------------------------------
         (aa)   Office  Lease  between  AMRESCO Holdings,  Inc.  and  Mutual Benefit  Life  Insurance  Company in
                Rehabilitation, dated July 16, 1992,  filed as Exhibit 10(aa) to  the Registrant's Form 10-K  for the fiscal year ended December 31, 1994, which exhibit is incorporated herein by reference.

         (ab)   First  Amendment to Office Lease between AMRESCO Holdings, Inc. and Mutual Benefit Life Insurance
                Company in Rehabilitation, dated May 15, 1993.

         (ac)   Second Amendment to Office Lease between AMRESCO, INC. and MBL Life Insurance Corporation,  dated
                July  1, 1994, filed as  Exhibit 10(ac) to the  Registrant's Form 10-K for  the fiscal year ended
                December 31, 1994, which exhibit is incorporated herein by reference.

         (ad)   Revolving Credit Loan Agreement dated November 2, 1994, between AMRESCO, INC. and NationsBank  of
                Texas,  N.A. filed  as Exhibit 10(ad)  to the  Registrant's Form 10-K  for the  fiscal year ended
                December 31, 1994, which exhibit is incorporated herein by reference.

         (ae)   Warehousing Credit and Security Agreement, dated as  of August 15, 1995, between AMRESCO  Capital
                Corporation  and Residential Funding Corporation, filed as Exhibit 10(a) to the Registrant's Form
                10-Q/A No. 1 dated October 25,  1995 for the quarter ended  September 30, 1995, which exhibit  is incorporated herein by reference.

         (af)   Revolving  Loan  Agreement,  dated  as  of September  29,  1995,  among  the  Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A. as Agent and the Banks named  therein, filed  as Exhibit  10(b) to the  Registrant's Form 10-Q/A  No. 1  dated October 25,  1995 for the quarter ended September 30, 1995, which exhibit is incorporated herein by reference.

         (ag)   First Amendment to  Credit Agreement, dated  as of November  21, 1995, among  the Registrant  and
                NationsBank of Texas, N.A., as agent, and the Banks named therein, and consented to by certain of the Registrant's subsidiaries, field as Exhibit 4.2 to the Registrant's Registration Statement on
                Form S-3 (No. 33-65329), which exhibit is incorporated herein by reference.

         (ah)   Indenture,  dated as of  November 27, 1995, between  the Registrant and  First Interstate Bank of
                Texas, National Association in respect of the Registrant's 8% Convertible Subordinated Debentures
                due 2005,  filed as  Exhibit 4.5  to the  Registrant's Registration  Statement on  Form S-3  (No.
                33-63683), which exhibit is incorporated herein by reference.

         (ai)   Registration  Rights Agreement, dated as of  November 27, 1995, by and  among the Company and the
                Agents named therein on  behalf of the  purchasers of the  Company's 8% Convertible  Subordinated
                Debentures  Due 2005, filed as Exhibit 4.7 to the Registrant's Registration Statement on Form S-3
                (No. 33-00157), which exhibit is incorporated herein by reference.

         (aj)   Underwriting Agreement, dated December  7, 1995, among the  Registrant, the Selling  Shareholders named  therein, and The Robinson-Humphry Company, Inc. and Piper Jaffray Inc., as representatives of the underwriters listed in Schedule I thereto,  filed as Exhibit 1.1 to the Registrant's  Form
                8-K dated December 13, 1995, which exhibit is incorporated herein by reference.

EXHIBIT NUMBER  DESCRIPTION OF EXHIBIT
- --------------  -------------------------------------------------------------------------------------------------
         (ak)   Purchase  Agreement, dated January  29, 1996, between  the Registrant and  Piper Jaffray Inc., as representative of the  underwriters listed in  Schedule I thereto,  filed as Exhibit  1.1 to  the
                Registrant's Form 8-K dated February 2, 1996, which exhibit is incorporated herein by reference.

         (al)   Indenture,  dated as of January 15, 1996, between the Registrant and Bank One, Columbus, N.A., as trustee, filed as Exhibit 4.1 to the Registrant's Form 8-K dated February 2, 1996, which  exhibit is incorporated herein by reference.

         (am)   Second  Amendment to Agreement for Purchase  and Sale of Assets, dated  November 21, 1995, by and among the  Registrant,  Holliday  Fenoglio,  Inc. and  certain  sellers  and  shareholders  named therein.*

         (an)   Amendment  to Stock Option Agreement, dated as of April 1, 1995, between the Registrant and Bruce
                W. Schnitzer.*(A)

         (ao)   Lease Agreement, dated  as of February  9, 1996, between  K-P Plaza Limited  Partnership and  the
                Registrant.*

         (ap)   Interim  Warehouse  and Security  Agreement,  dated as  of  February 23,  1996,  among Prudential
                Securities Realty Funding Corporation and AMRESCO Residential Mortgage Corporation.*

       11.      Statement re: Computation of Per Share Earnings.*

       13.      Preliminary proof of the 1994 Annual Report to Shareholders which contains the manually  executed report  of independent auditors covering the financial  statements in such Annual Report that are incorporated into  this Form  10-K by  reference.  With the  exception of  information  expressly incorporated  herein by direct reference thereto, the Annual  Report is not deemed to be filed as part of this Annual Report on Form 10-K.

       16.      Letter from Ernst & Young with respect to  change in certifying accountants, filed as Exhibit  16 to  Amendment No. 1 to  the Registrant's Current Report  on Form 8-K dated  March 15, 1994, which exhibit is incorporated herein by reference.

       21.      Subsidiaries of the Registrant.*

       23.      Consent of Independent Auditors.*

       24.      Power of Attorney of the Directors and certain officers of the Registrant.*

       27.      Financial Data Schedule.*

- ------------------------
*   Filed herewith.

(A) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

REPORTS ON FORM 8-K

    During the fiscal quarter ended December 31, 1995, the Company filed two Current Reports on Form 8-K, each of which reported information under Item 5 (Other Information). The Form 8-K's were dated as of November 21, 1995 and as of December 13, 1995, respectively.

                         AMRESCO, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Consolidated Balance Sheets, December 31, 1995 and 1994....................................................        F-2

Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993.....................        F-3

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1995, 1994 and 1993.......        F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.................        F-5

Notes to Consolidated Financial Statements.................................................................        F-6

Independent Auditors' Report...............................................................................       F-24

                         AMRESCO, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                             1995         1994
                                                                                          -----------  -----------
Cash and cash equivalents...............................................................  $    16,139  $    20,446
Temporary investments (Note 7)..........................................................       21,942
Accounts receivable, net of reserves of $1,737 and $4,929, respectively.................       20,158       20,682
Mortgage loans held for sale (Notes 4 and 7)............................................      160,843
Investments (Note 7):
  Loans (Note 4)........................................................................      138,180       32,631
  Partnerships and joint ventures.......................................................       34,694       22,491
  Asset-backed and other securities (Note 5)............................................       46,187        3,481
  Real estate...........................................................................        5,686       14,054
Deferred income taxes (Note 8)..........................................................       12,184       17,207
Premises and equipment, net of accumulated depreciation of $2,335 and $1,082,
 respectively...........................................................................        5,904        4,301
Intangible assets, net of accumulated amortization of $4,136 and $1,226, respectively
 (Note 2)...............................................................................       51,878       30,668
Other assets (Note 6)...................................................................        7,918        6,379
                                                                                          -----------  -----------
TOTAL ASSETS............................................................................  $   521,713  $   172,340
                                                                                          -----------  -----------
                                                                                          -----------  -----------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable......................................................................  $    14,124  $    12,045
  Accrued employee compensation and benefits (Note 12)..................................       10,487       18,460
  Notes payable (Note 7)................................................................      127,796       16,459
  Warehouse loan payable (Note 7).......................................................      153,158
  Convertible debt (Note 7).............................................................       45,000
  Income taxes payable (Note 8).........................................................        2,897        1,219
  Net liabilities of discontinued operations (Note 10)..................................                       954
  Other liabilities (Note 9)............................................................        7,457        9,617
                                                                                          -----------  -----------
    TOTAL LIABILITIES...................................................................      360,919       58,754
                                                                                          -----------  -----------
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY (Note 11):
  Preferred stock, $1.00 par value, authorized 5,000,000 shares; none outstanding
  Common stock, $0.05 par value, authorized 50,000,000 shares; 26,689,331 and 23,592,647
   issued in 1995 and 1994, respectively................................................        1,334        1,180
  Capital in excess of par..............................................................      106,054       74,691
  Reductions for employee stock.........................................................       (2,238)        (429)
  Treasury stock, $0.05 par value, 24,339 shares in 1995................................         (160)
  Unrealized gains (losses) (Note 5)....................................................          114          (62)
  Retained earnings.....................................................................       55,690       38,206
                                                                                          -----------  -----------
    TOTAL SHAREHOLDERS' EQUITY..........................................................      160,794      113,586
                                                                                          -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................................  $   521,713  $   172,340
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                See notes to consolidated financial statements.

                         AMRESCO, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           1995           1994           1993
                                                                       -------------  -------------  -------------
REVENUES:
  Asset management and resolution fees (Note 3)......................  $      41,295  $      93,764  $     118,552
  Interest and other investment income...............................         40,105         14,215          3,440
  Mortgage banking fees..............................................         24,382          6,176
  Other revenues (Note 3)............................................          4,704         15,636            409
                                                                       -------------  -------------  -------------
    Total revenues...................................................        110,486        129,791        122,401
                                                                       -------------  -------------  -------------
EXPENSES:
  Personnel (Note 12)................................................         52,852         68,143         63,618
  Occupancy..........................................................          2,646          2,814          1,448
  Equipment..........................................................          2,294          1,973            845
  Professional fees..................................................          3,190          2,922          1,916
  General and administrative.........................................         10,251         16,410          7,106
  Interest (Note 7)..................................................          6,921          1,768            754
  Profit participations..............................................          2,074             75          3,037
                                                                       -------------  -------------  -------------
    Total expenses...................................................         80,228         94,105         78,724
                                                                       -------------  -------------  -------------
Income from continuing operations before income taxes................         30,258         35,686         43,677
Income tax expense (Note 8)..........................................         11,593         14,753         17,371
                                                                       -------------  -------------  -------------
INCOME FROM CONTINUING OPERATIONS....................................         18,665         20,933         26,306
Gain (loss) from discontinued operations, net of income taxes (Note
 10).................................................................          2,425         (2,185)        (2,088)
                                                                       -------------  -------------  -------------
NET INCOME...........................................................  $      21,090  $      18,748  $      24,218
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Primary earnings per share for income from continuing operations.....  $        0.76  $        0.88  $        2.33
Primary earnings per share...........................................  $        0.86  $        0.79  $        2.15
Weighted average number of common shares outstanding and common share
 equivalents.........................................................     24,654,321     23,679,239     11,288,688
Fully-diluted earnings per share for income from continuing
 operations..........................................................  $        0.75  $        0.88  $        2.33
Fully-diluted earnings per share.....................................  $        0.85  $        0.79  $        2.15

                See notes to consolidated financial statements.

                         AMRESCO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  COMMON STOCK,
                                                                 $0.05 PAR VALUE                   REDUCTIONS
                                   CONVERTIBLE    COMMON     -----------------------  CAPITAL IN       FOR
                                    PREFERRED    STOCK, NO   NUMBER OF                 EXCESS OF    EMPLOYEE     TREASURY
                                      STOCK         PAR        SHARES      AMOUNT         PAR         STOCK        STOCK
                                   -----------  -----------  ----------  -----------  -----------  -----------  -----------
JANUARY 1, 1993..................   $  12,696    $   3,090                $            $            $    (786)   $
Cancellation of stock and notes
 receivable (Note 11)............                     (179)                                               179
Employee stock compensation (Note
 11).............................                    1,188
Dividends paid ($.35 per
 share)..........................
Conversion of convertible
 preferred stock (Note 2)........     (12,696)      12,696
Conversion of common stock (Note
 2)..............................                  (16,795)  11,120,530         556       16,239
Issuance of common stock for
 acquisition (Note 2)............                            11,189,287         560       50,873
Net income.......................
                                   -----------  -----------  ----------  -----------  -----------  -----------  -----------
DECEMBER 31, 1993................                            22,309,817       1,116       67,112         (607)
                                   -----------  -----------  ----------  -----------  -----------  -----------  -----------
Exercise of stock options (Note
 11).............................                               711,590          35        1,560
Issuance of common stock for
 acquisition (Note 2)............                               571,240          29        4,291
Tax benefits from employee stock
 compensation....................                                                          1,728
Repayments of notes receivable
 for officer's shares (Note
 11).............................                                                                         178
Dividends paid ($.20 per
 share)..........................
Foreign currency translation
 adjustments.....................
Net income.......................
                                   -----------  -----------  ----------  -----------  -----------  -----------  -----------
DECEMBER 31, 1994................                            23,592,647       1,180       74,691         (429)
                                   -----------  -----------  ----------  -----------  -----------  -----------  -----------
Common stock offering (Note 11)..                             2,300,000         115       24,995
Exercise of stock options (Note
 11).............................                               434,480          22        1,234
Issuance of common stock for
 earnout (Note 2)................                               112,002           5          772
Issuance of common stock for
 unearned stock compensation
 (Note 11).......................                               250,202          12        2,385       (2,397)
Amortization of unearned stock
 compensation (Note 11)..........                                                                         279
Tax benefits from employee stock
 compensation....................                                                          1,977
Repayment of notes receivable for
 officers' shares (Note 11)......                                                                         220
Settlement of notes receivable
 for officers' shares with common
 stock (14,339 shares)...........                                                                          89          (89)
Acquisition of treasury stock
 (10,000 shares).................                                                                                      (71)
Dividends paid ($0.15 per
 share)..........................
Foreign currency translation
 adjustments.....................
Unrealized gain on investments
 available for sale, net (Note
 5)..............................
Net income.......................
                                   -----------  -----------  ----------  -----------  -----------  -----------  -----------
DECEMBER 31, 1995................   $            $           26,689,331   $   1,334    $ 106,054    $  (2,238)   $    (160)
                                   -----------  -----------  ----------  -----------  -----------  -----------  -----------
                                   -----------  -----------  ----------  -----------  -----------  -----------  -----------


                                        NET
                                    UNREALIZED                     TOTAL
                                       GAINS       RETAINED    SHAREHOLDERS'
                                     (LOSSES)      EARNINGS       EQUITY
                                   -------------  -----------  -------------
JANUARY 1, 1993..................    $             $   3,735    $    18,735
Cancellation of stock and notes
 receivable (Note 11)............
Employee stock compensation (Note
 11).............................                                     1,188
Dividends paid ($.35 per
 share)..........................                     (3,875)        (3,875)
Conversion of convertible
 preferred stock (Note 2)........
Conversion of common stock (Note
 2)..............................
Issuance of common stock for
 acquisition (Note 2)............                                    51,433
Net income.......................                     24,218         24,218
                                         -----    -----------  -------------
DECEMBER 31, 1993................                     24,078         91,699
                                         -----    -----------  -------------
Exercise of stock options (Note
 11).............................                                     1,595
Issuance of common stock for
 acquisition (Note 2)............                                     4,320
Tax benefits from employee stock
 compensation....................                                     1,728
Repayments of notes receivable
 for officer's shares (Note
 11).............................                                       178
Dividends paid ($.20 per
 share)..........................                     (4,620)        (4,620)
Foreign currency translation
 adjustments.....................          (62)                         (62)
Net income.......................                     18,748         18,748
                                         -----    -----------  -------------
DECEMBER 31, 1994................          (62)       38,206        113,586
                                         -----    -----------  -------------
Common stock offering (Note 11)..                                    25,110
Exercise of stock options (Note
 11).............................                                     1,256
Issuance of common stock for
 earnout (Note 2)................                                       777
Issuance of common stock for
 unearned stock compensation
 (Note 11).......................
Amortization of unearned stock
 compensation (Note 11)..........                                       279
Tax benefits from employee stock
 compensation....................                                     1,977
Repayment of notes receivable for
 officers' shares (Note 11)......                                       220
Settlement of notes receivable
 for officers' shares with common
 stock (14,339 shares)...........
Acquisition of treasury stock
 (10,000 shares).................                                       (71)
Dividends paid ($0.15 per
 share)..........................                     (3,606)        (3,606)
Foreign currency translation
 adjustments.....................          111                          111
Unrealized gain on investments
 available for sale, net (Note
 5)..............................           65                           65
Net income.......................                     21,090         21,090
                                         -----    -----------  -------------
DECEMBER 31, 1995................    $     114     $  55,690    $   160,794
                                         -----    -----------  -------------
                                         -----    -----------  -------------

                See notes to consolidated financial statements.

                         AMRESCO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                                                   1995       1994       1993
                                                                                 ---------  ---------  ---------
OPERATING ACTIVITIES:
Net income.....................................................................  $  21,090  $  18,748  $  24,218
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..............................................      4,334      3,028      2,955
    Provision for loss (gain on sale) of discontinued operation................     (2,425)     1,645
    Write-off of intangible related to contract conclusion.....................                 2,827
    Deferred tax provision (benefit)...........................................      5,023        966     (1,650)
    Loss from disposition of property and equipment............................         67        198
    Employee stock compensation................................................        279                 1,188
    Increase (decrease) in cash for changes in (exclusive of assets and liabilities acquired in business combinations):
      Accounts receivable......................................................      4,757     17,855      3,287
      Purchase of mortgage loans held for sale, net............................   (160,843)
      Proceeds from mortgage warehouse debt,net................................    153,158
      Other assets.............................................................     (3,990)     1,908     (3,848)
      Accounts payable.........................................................     (2,272)    (4,768)    (4,924)
      Income taxes payable.....................................................         61        678     (2,699)
      Other liabilities........................................................    (11,577)    (4,137)    17,391
                                                                                 ---------  ---------  ---------
        Net cash provided by operating activities..............................      7,662     38,948     35,918
                                                                                 ---------  ---------  ---------
INVESTING ACTIVITIES:
  Purchase of temporary investments, net.......................................    (21,942)
  Purchase of investments......................................................   (166,180)   (59,099)   (36,894)
  Collections on investments...................................................     57,208     30,815      3,099
  Purchase of investments available for sale...................................    (55,665)    (3,481)
  Collections on investments available for sale................................     13,067
  Cash used for purchase of subsidiaries.......................................    (22,323)   (17,830)
  Proceeds from sales of subsidiaries..........................................      6,250      1,385
  Cash and cash equivalents acquired through BEI merger........................                           18,521
  Purchase of premises and equipment...........................................     (2,384)    (2,141)      (852)
                                                                                 ---------  ---------  ---------
        Net cash used in investing activities..................................   (191,969)   (50,351)   (16,126)
                                                                                 ---------  ---------  ---------
FINANCING ACTIVITIES:
  Proceeds from notes payable and other debt...................................    565,311     19,894     42,426
  Repayment of notes payable and other debt....................................   (408,974)   (31,547)   (19,129)
  Payment of dividends.........................................................     (4,785)    (3,441)    (3,875)
  Proceeds from common stock offering..........................................     25,110
  Stock options exercised......................................................      1,256      1,595
  Tax benefit of employee stock compensation...................................      1,977      1,728
  Tax effect of unrealized gains and losses....................................        (44)
  Acquisition of treasury stock................................................        (71)
  Repayment of notes receivable for officers' shares...........................        220        178
                                                                                 ---------  ---------  ---------
        Net cash provided by (used in) financing activities....................    180,000    (11,593)    19,422
                                                                                 ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents...........................     (4,307)   (22,996)    39,214
Cash and cash equivalents, beginning of period.................................     20,446     43,442      4,228
                                                                                 ---------  ---------  ---------
Cash and cash equivalents, end of period.......................................  $  16,139  $  20,446  $  43,442
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURES:
  Interest paid................................................................  $   5,494  $   1,533  $     678
  Income taxes paid............................................................      4,813      8,507     23,460
  Conversion of convertible preferred stock to common stock....................                           12,696
  Common stock issued for purchase of mortgage banking subsidiary and related
   earnout.....................................................................        777      4,320
  Accrued earnout payment for purchase of mortgage banking subsidiary..........      3,883      3,883
  Common stock issued for unearned stock compensation..........................      2,397
  Notes receivable received in connection with sales of subsidiaries...........                   818

                See notes to consolidated financial statements.

                         AMRESCO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION -- On December 31, 1993, AMRESCO, INC., formerly BEI Holdings, Ltd. (BEI), merged with AMRESCO Holdings, Inc. (Holdings). The merger was accounted for as a "reverse acquisition" whereby Holdings was deemed to have acquired BEI for financial reporting purposes. However, BEI, renamed AMRESCO, INC. on May 23, 1994, remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements of
AMRESCO, INC. presented for the year ended December 31, 1993, are the consolidated financial statements of Holdings and differ from the consolidated financial statements of BEI as previously reported. The operations of BEI have been included in the financial statements from the date of acquisition. AMRESCO, INC. (the "Company") is engaged primarily in the business of investment acquisition, asset management and resolution, loan origination/underwriting, residential mortgage loan purchasing and securitization, commercial loan servicing and institutional real estate investment advising. The Company's business may be affected by many factors, including real estate and other asset values, the level of and fluctuations in interest rates, changes in the securitization market and competition. In addition, the Company's operations require continued access to short and long term sources of financing.

    PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company, its subsidiaries and its controlled joint ventures. Significant intercompany accounts and transactions have been eliminated in consolidation.

    REVENUE AND EXPENSE RECOGNITION -- Asset management and resolution fees from management contracts are based on the amount of assets under management and the net proceeds from the resolution of such assets, respectively, and are recognized as earned. Expenses incurred in managing and administering the assets subject to management contracts are charged to expense as incurred. Loan placement fees, commitment fees, loan servicing fees and real estate brokerage commissions are recognized as earned. Placement and servicing expenses are charged to expense as incurred. Revenues from the Company's institutional investment advisor business are earned from providing real estate investment advisory services to institutional and corporate investors, including acquisition, portfolio/ asset management and disposition services.

    CASH EQUIVALENTS -- Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

    TEMPORARY INVESTMENTS -- Temporary investments consist of short-term investments such as Treasury bills, federal agency securities and commercial paper with a maturity of three months or less. The Company has the intent and ability to hold these investments to maturity and are carried at amortized cost. Because of the short maturities, cost estimates fair value. All temporary investments are pledged as collateral under the investment loan agreement. See
Note 7.

    RECEIVABLES -- Receivables are recognized as earned according to the respective management contracts. Included in accounts receivable are other amounts due as reimbursement for certain expenses incurred, or for funds advanced on behalf of customers. The Company's exposure to credit loss in the event that payment is not received for revenue recognized equals the balance of accounts receivable in the balance sheet.

    MORTGAGE LOANS HELD FOR SALE -- Mortgage loans held for sale are carried at the lower of cost or market. Market is determined on an individual loan basis based upon the estimated fair value of similar loans for the month of expected delivery.

    Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights" (an amendment of SFAS No. 65), which is effective for the fiscal year 1996, requires mortgage banking enterprises to recognize as separate assets rights to service mortgage loans for

                         AMRESCO, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) others, whether such rights are originated by the Company's own mortgage banking activities or purchased from others. The Company adopted SFAS No. 122 effective January 1, 1996, and the impact of such adoption will be insignificant to its financial condition and results of operations.

    INVESTMENTS -- The Company classifies its investments as: loans, partnerships and joint ventures, asset-backed and other securities, and real estate. The original cost of an investment portfolio is allocated to individual assets within that portfolio based on their relative fair value to the total purchase price. The difference between gross estimated cash flows from loans and asset-backed and other securities and its cost is accrued using the level yield method. The Company accounts for its investments in partnerships and joint ventures using the equity method which generally results in the pass-through of the Company's pro rata share of earnings as if the Company had a direct investment in the underlying loans. Loans, partnerships and joint ventures, and real estate are carried at the lower of cost or estimated fair value. The Company's investments in asset-backed and other securities are classified as available for sale and are carried at estimated fair value determined by discounting estimated cash flows at current market rates. Any unrealized gains or losses on asset-backed and other securities are excluded from earnings and reported as a separate component of shareholders' equity, net of tax effects. Any permanent impairment in the value of a security will be included in earnings.

    SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 requires creditors to evaluate the collectibility of both contractual interest and principal of loans when assessing the need for a loss accrual. Impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent and foreclosure is probable. As of January 1, 1995, the Company adopted the provisions of SFAS No. 114 and SFAS No. 118. Because substantially all of the Company's loans at January 1, 1995, had been purchased at a substantial discount, the adoption had an insignificant impact on the Company's financial condition and results of operations.

    PREMISES AND EQUIPMENT -- Premises and equipment, primarily furniture and fixtures, are stated at cost less accumulated depreciation. The related assets are depreciated using the straight-line method over their estimated service lives, which range from three to twenty years. Improvements to leased property are amortized over the life of the lease or the life of the improvement, whichever is shorter.

    INTANGIBLE ASSETS -- Intangible assets represent the excess of purchase price over the fair market value of net assets acquired in connection with the purchases described in Note 2, as well as capitalized debt issuance costs. These intangible assets, principally goodwill, servicing rights and contracts acquired, are amortized using the straight-line method over periods ranging from one to fifteen years. The Company periodically assesses the recoverability of intangible assets and estimates the remaining useful life by reviewing projected results of acquired operations, servicing rights and contracts.

    SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company adopted SFAS No. 121 effective January 1, 1996, and the impact of such adoption will be insignificant to its financial condition and results of operations.

                         AMRESCO, INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES -- Deferred income taxes are recorded for temporary differences between the bases of assets and liabilities as recognized by tax laws and their carrying value as reported in the financial statements.

    EARNINGS PER SHARE -- Earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding. The weighted average number of shares outstanding for the year ended December 31, 1993, is based on the number of BEI shares of common stock and equivalents exchanged for Holdings shares (see Note 2) and assumes the retroactive conversion of the preferred stock.

    SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective for fiscal years beginning after December 15, 1995, requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. Management expects to continue to measure compensation costs using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and will therefore include pro forma disclosures in the notes to the financial statements for all awards granted after December 31, 1994. The Company will disclose the pro forma net income and pro forma earnings per share as if the fair value based accounting method in SFAS No. 123 had been used to account for stock-based compensation cost in future financial statement presentations.

    FOREIGN OPERATIONS -- Assets and liabilities of the foreign subsidiaries are translated into United States dollars at the prevailing exchange rate on the balance sheet date. Revenue and expense accounts for these subsidiaries are translated using the weighted average exchange rate during the period. These translation methods give rise to cumulative foreign currency translation adjustments which are reported as a component of equity.

    DERIVATIVE FINANCIAL INSTRUMENTS -- Derivative financial instruments are utilized by the Company to reduce interest rate and foreign exchange risks. The Company has established a control environment which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instruments activities. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. Income and expense from derivative financial instruments are recorded in the same category as that arising from the related asset or liability being hedged. Gains and losses resulting from effective hedges of existing assets, liabilities or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items.

    USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect reporting amounts of certain assets, liabilities, revenues and expenses as of and for the years ended December 31, 1995, 1994 and 1993. Actual results may differ from such estimates.

    RECLASSIFICATIONS -- Certain reclassifications of prior year amounts have been made to conform to the current year presentation. In particular, reimbursable expenses, previously shown as assistance revenue and reimbursable costs, are now shown net for the years ended December 31, 1995, 1994 and 1993.

2.  ACQUISITIONS
    On  October  27,  1995,  the Company,  through  its  wholly-owned subsidiary
AMRESCO Management, Inc., completed the acquisition of the third-party securitized, commercial mortgage loan Master Servicer and Special Servicer businesses of EQ Services, Inc. and Equitable Real Estate Investment Management, Inc. (collectively "EQS") for $16,864,000. Effective November 20, 1995, the Company,

                         AMRESCO, INC. AND SUBSIDIARIES

2.  ACQUISITIONS (CONTINUED)
through its wholly-owned subsidiary AMRESCO Advisors, Inc., completed the purchase of substantially all of the pension fund advisory contracts and certain other assets of Acacia Realty Advisors, Inc. ("Acacia") for $4,180,000. AMRESCO Advisors, Inc. provides real estate investment advisory services to pension and other institutional investors in respect of investments in office, industrial and distressed real estate properties. AMRESCO Advisors, Inc. is a registered investment advisor with the Securities and Exchange Commission under the Investment Advisors Act of 1940. The purchases were allocated as follows (in thousands):

                                                                                 AMRESCO       AMRESCO
                                                                               MANAGEMENT,    ADVISORS,
                                                                                   INC.         INC.
                                                                               ------------  -----------
Servicing contracts and other intangibles....................................   $   14,500    $   4,300
Accounts receivable..........................................................        1,832
Equipment, furniture and fixtures............................................          500          200
Other assets.................................................................           32           30
Accrued other liabilities....................................................                      (350)
                                                                               ------------  -----------
  Net assets acquired........................................................   $   16,864    $   4,180
                                                                               ------------  -----------
                                                                               ------------  -----------

    The allocations of the purchase price are based on the best available information and are subject to adjustment.

    Effective June 30, 1995, a wholly-owned subsidiary of the Company acquired substantially all of the assets of CKSRS Housing Group, Ltd., ("CKSRS") a Miami, Florida-based commercial mortgage banking company specializing in the origination, sale and servicing of multifamily mortgages in Florida for $1,278,000.

    Effective August  1, 1994,  the Company  acquired substantially  all of  the assets of Holliday Fenoglio Dockerty & Gibson, Inc. and certain of its affiliates ("Holliday Fenoglio"), which are originators and servicers of commercial mortgages, for a maximum of approximately $33,000,000, based upon an initial payment of $17,280,000 in cash and $4,320,000 in stock, and three additional annual earnout payments if targeted earnings are met or exceeded in 1994, 1995 and 1996. For each of the periods ended December 31, 1995 and 1994, $3,883,000 was accrued for the respective year's earnout payment. The transaction has been accounted for as an asset purchase. The purchase price, determined based on the cash paid, the fair market value of the Company stock issued and direct acquisition costs, was allocated to the Holliday Fenoglio assets acquired based on the fair market value at the date of acquisition. The Holliday Fenoglio assets purchased, including acquisition costs, as of August 1, 1994, were as follows (in thousands):

Premises and equipment....................................................  $   1,015
Loan servicing rights.....................................................      2,200
Goodwill and non-compete agreement........................................     18,907
Other assets..............................................................         78
                                                                            ---------
  Net assets acquired.....................................................  $  22,200
                                                                            ---------
                                                                            ---------

    On December 31, 1993, BEI merged with Holdings. The merger was accomplished first by converting each outstanding share of Holdings' convertible preferred stock into 4.91 shares of Holdings common stock. Each share of Holdings' common stock was then exchanged for 10.03 shares of BEI common stock for a total of 11,120,530 shares, resulting in Holdings becoming a subsidiary of

                         AMRESCO, INC. AND SUBSIDIARIES

2.  ACQUISITIONS (CONTINUED)
BEI. During 1994, the Company sold to outside parties substantially all of the assets of its EnterChange subsidiaries, acquired December 31, 1993 with the acquisition of BEI, for approximately $1,500,000 in cash and $818,000 in promissory notes.

    The following pro forma consolidated results of operations for the twelve months ended December 31, 1994 and 1993 are presented as if the acquisitions of Holliday Fenoglio and BEI occurred at the beginning of the period presented (in thousands, except per share data):

                                                                                   1994         1993
                                                                                -----------  -----------
Revenues......................................................................  $   139,275  $   168,367
Income from continuing operations.............................................       21,846       28,001
Earnings per share from continuing operations.................................         0.91         1.23

    The pro forma effect of the acquisitions of EQS, Acacia and CKSRS in 1995 would have an insignificant impact on the consolidated results of operations of the Company for the years ended December 31, 1995, 1994 and 1993.

3.  ASSET MANAGEMENT CONTRACTS
    The Company provides asset management and resolution services for private investors, financial institutions, and government agencies. Generally, the contracts provide for the payment of a fixed management fee which is reduced proportionately as managed assets decrease, a resolution fee using specified percentage rates based on net cash collections and an incentive fee for resolution of certain assets. Asset management and resolution contracts are of a finite duration, typically 3-5 years. Unless new assets are added to these contracts during their terms, the amount of total assets under management decreases over the terms of these contracts.

    On August 31, 1994, the Company and NationsBank Corporation concluded their asset management contract ("NationsBank Contract"). The NationsBank Contract had an original term expiring in June 1997 and, as provided, the Company received an early conclusion fee of $10,000,000 which is included in 1994 other revenues. One-time expenses related to the NationsBank Contract conclusion included incentive compensation of $1,200,000 and $2,800,000 for related intangible write-offs. A significant management contract with the FDIC expired on January 31, 1995. During 1994 all the existing asset management contracts with the RTC expired, and in December, 1995, the Company received a $4,000,000 final settlement from the RTC for certain contracts.

4.  INVESTMENT IN LOANS
    Ninety-seven percent of the Company's loans held for investment are loans purchased at substantial discounts from the principal amount, with the remaining three percent comprised of other high-yield loans and other notes receivable. At December 31, 1995 the Company had mortgage loans held for securitization with a book value of $142,749,000 included in mortgage loans held for sale. These loans are carried at cost, which does not exceed market. These loans were securitized and sold for a gain in January, 1996. All of the Company's loans are collateral under the Company's notes payable and other debt.

                         AMRESCO, INC. AND SUBSIDIARIES

5.  ASSET-BACKED AND OTHER SECURITIES
    Securities available for sale, carried at estimated fair value, at December 31, 1995 and 1994, are as follows (in thousands):

                                                                          GROSS        GROSS     ESTIMATED
                                                           AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                             COST         GAIN         LOSS        VALUE
                                                          -----------  -----------  -----------  ---------
1995:
  Asset-backed securities...............................   $  33,930    $     325    ($    217)  $  34,038
  Interest-only securities..............................      12,149                                12,149
                                                          -----------       -----   -----------  ---------
    Total...............................................   $  46,079    $     325    ($    217)  $  46,187
                                                          -----------       -----   -----------  ---------
                                                          -----------       -----   -----------  ---------
1994:
  Asset-backed securities...............................   $   3,481                             $   3,481
                                                          -----------       -----   -----------  ---------
                                                          -----------       -----   -----------  ---------

    Maturities of asset-backed securities are not presented because the loans underlying such securities are subject to prepayment. All of the Company's asset-backed and other securities are collateral under the Company's notes payable and other debt.

    Proceeds from the sales of an available for sale investment security during 1995 were $13,760,000, with a gross realized gain of $428,000.

6.  OTHER ASSETS
    The following table summarizes the components of other assets at December 31, 1995 and 1994, (in thousands):

                                                                                       1995       1994
                                                                                     ---------  ---------
Deferred compensation agreements with former officers..............................  $   1,848  $   1,629
Prepaid expenses...................................................................      1,605        412
Notes receivable...................................................................        525        525
Income taxes receivable............................................................                 1,135
Other..............................................................................      3,940      2,678
                                                                                     ---------  ---------
  Total other assets...............................................................  $   7,918  $   6,379
                                                                                     ---------  ---------
                                                                                     ---------  ---------

    Deferred compensation agreements include notes from two former officers of BEI, who are currently directors, which were executed prior to its acquisition by the Company. The amounts due represent the present value of non-interest bearing notes due in 2006 and 2007 for advances for premiums on split-dollar life insurance policies owned by the two directors. Cash surrender values of approximately $1,738,000 and $850,000 at December 31, 1995 and 1994,
respectively, collateralize these notes, and the Company is a beneficiary under the life insurance policies to the extent of total premiums advanced. Included in other liabilities at December 31, 1995 and 1994 is $1,191,000 and $1,331,000, respectively, representing the present value of the Company's obligation to make future premium payments on such life insurance policies. Notes receivable are unsecured notes from these former officers due in 1996 and bearing interest at 8.5%.

                         AMRESCO, INC. AND SUBSIDIARIES

7.  NOTES PAYABLE AND OTHER DEBT
    Notes payable and other debt at December 31, 1995 and 1994, consist of the following (in thousands):

                                                                                    1995        1994
                                                                                 -----------  ---------
NOTES PAYABLE:
  $150,000,000 revolving credit line agreement with a syndicate of lenders for:
    Advances on 30 day terms at 7.6224% to 7.75%...............................  $    61,000
    Advances at a prime rate of 8.5%...........................................        6,500
  $75,000,000 revolving credit line agreement with NationsBank of Texas, N.A.
   (the "Bank") for:
    Advance on a 182 day term at a 8.375%......................................               $   8,000
    Advance at a prime rate of 8.5%............................................                   7,500
  $35,000,000 revolving investment loan agreement with the Bank................       21,942
  Nonrecourse debt payable to two financial services companies.................       38,354        959
                                                                                 -----------  ---------
      Total notes payable......................................................  $   127,796  $  16,459
                                                                                 -----------  ---------
                                                                                 -----------  ---------

    On September 29, 1995, the Company entered into a $150,000,000 revolving loan agreement with a syndicate of lenders, led by the Bank which matures on September 29, 1997. By its terms, the revolving loan agreement has two primary components, $50,000,000 available under a corporate facility and $100,000,000 available under a portfolio facility. The syndicate's current commitment under the revolving loan agreement is limited to a total of $105,000,000; $35,000,000 under the corporate facility and $70,000,000 under the portfolio facility. The additional amounts under the revolving loan agreement would become available to the Company upon the participation by additional financial institutions in the syndicate for the loan and upon an increase in the Company's borrowing base under this agreement. There can be no assurance that such events will occur. The borrowing terms, including interest, may be selected by the Company and tied to either the Bank's variable rate (8.50% at December 31, 1995) or, for advances on a term basis up to approximately 180 days, a rate equal to an adjusted LIBOR rate (5.53% at December 31, 1995). Interest is payable quarterly and at the end of each advance period. The revolving loan agreement is secured by substantially all of the assets of the Company not pledged under other credit facilities, including stock of a majority of the Company's subsidiaries held by the Company. The revolving loan agreement requires the Company to meet certain financial tests, including minimum consolidated tangible net worth, maximum consolidated funded debt to consolidated capitalization ratio, minimum fixed charge coverage ratio, minimum interest coverage ratio, maximum consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio and maximum corporate facility outstanding to consolidated EBITDA ratio. The revolving loan agreement contains covenants that, among other things, will limit the incurrence of additional indebtedness, investments, asset sales, loans to shareholders, dividends, transactions with affiliates, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted in such agreements. The Company has outstanding letters of credit totaling $239,000 at December 31, 1995, which reduce the available revolving line. The available borrowing capacity under this facility at December 31, 1995, was $37,300,000.

    Prior to entering into the revolving loan agreement described above, Holdings maintained a $75,000,000 line of credit with the Bank which bore interest at their prime rate. This line of credit was terminated with the $150,000,000 revolving credit agreement. Prior to entering into the $75,000,000

                         AMRESCO, INC. AND SUBSIDIARIES

7. NOTES PAYABLE AND OTHER DEBT (CONTINUED) revolving credit agreement , Holdings maintained a $35,000,000 line of credit with the Bank which bore interest at their prime rate plus 0.5%. This line of credit was terminated with the $75,000,000 revolving credit agreement.

    On January 20, 1995, the Company entered into a $35,000,000 revolving investment loan agreement with the Bank. Proceeds of the loan are used to acquire short-term investments which secure the loan. Interest is computed based on market rates adjusted for the Company's credited funds at the Bank.

    On July 27, 1995, two wholly-owned subsidiaries of the Company jointly entered into a $27,500,000 nonrecourse term loan agreement with a financial services company to finance investments in portfolios. The loan, with an outstanding balance of $17,760,000 at December 31, 1995, is collateralized by a security interest in the investments in asset portfolios of the subsidiaries with a net book value at December 31, 1995, of $35,527,000. The stated interest rate for this debt is the financial company's floating prime rate plus 1.5% (10% at December 31, 1995); however, the borrowing entities may elect to have up to three traunches of debt bear interest at adjusted LIBOR rate plus 3% (8.53% at December 31, 1995 for a term of 180 days), with the term of each traunche to be up to 180 days. Interest is payable monthly. Principal payments are due monthly and are equal to 90% of the net portfolio cash flow for the preceding month. Additional principal reductions may be required on a quarterly basis to meet minimum principal payment requirements. The loan is nonrecourse to the Company and matures on July 31, 1998. As part of the agreement, the borrowing entities and the Company are subject to both positive and negative covenants.

    On December 19, 1995, a wholly-owned subsidiary of the Company entered into a $20,593,000 Global Master Repurchase Agreement with a financial services company to support the purchase of certain commercial mortgage pass-through certificates. The agreement bears interest at a rate based on 30 day LIBOR plus 1.4% (7.12% at December 31, 1995) payable monthly. This facility is secured by the commercial mortgage pass-through certificates and repayment of principal is based on cash flow from such securities. At December 31, 1995, the balance outstanding under this facility was $20,593,000, secured by assets with a book value of $27,520,000.

                                                                                                1995
                                                                                             -----------
MORTGAGE WAREHOUSE DEBT (IN THOUSANDS):
  $25,000,000 mortgage warehouse debt at 7.75%.............................................  $     8,987
  Mortgage warehouse debt payable to two financial services companies:
    Advances on 60 day terms at 7.37% to 7.65%.............................................      144,171
                                                                                             -----------
      Total mortgage warehouse debt........................................................  $   153,158
                                                                                             -----------
                                                                                             -----------

    On April 28, 1995, a wholly-owned subsidiary of the Company entered into a $25,000,000 revolving credit loan agreement with the Bank to facilitate mortgage loan underwriting and origination. The stated interest rate for this line is the Bank's floating prime rate (8.5% at December 31, 1995); however, the Company may elect to have up to three traunches of debt bear interest at adjusted 30-day LIBOR rate plus 2% (7.72% at December 31, 1995 for a term of 30 days), and interest is payable monthly. Principal payments on the note are due monthly, and are equal to the aggregate amount of all principal payments received by the borrowing entity with respect to mortgage loan underwriting and origination. The loan is collateralized by the mortgage loans and the borrowing entity/servicers collection accounts. At December 31, 1995, the balance outstanding under this facility was $8,987,000, secured by assets totaling $9,474,000. The available borrowing capacity under this facility at December 31, 1995, was $16,013,000.

                         AMRESCO, INC. AND SUBSIDIARIES

7.  NOTES PAYABLE AND OTHER DEBT (CONTINUED)
    On August 15, 1995, a wholly-owned subsidiary of the Company entered into a mortgage warehouse agreement with a funding corporation to facilitate multi-family mortgage loan underwriting and origination. The stated interest rate for this line is an adjusted 30-day LIBOR rate plus 3% (8.72% at December 31, 1995), and interest and principal are payable upon the receipt of the proceeds of the sale or other disposition of related mortgage loans. The loan is secured by the mortgage loans originated by the Company and held for sale under the facility. The Company is a guarantor on this facility. At December 31, 1995, the balance outstanding under this facility was $8,570,000, secured by assets totaling $8,620,000.

    Effective November 1, 1995, a wholly-owned subsidiary of the Company entered into a $100,000,000 warehouse line of credit, increased to $150,000,000 on November 30, 1995, with Prudential Securities Realty Funding Corporation ("Prudential") to finance the acquisition warehousing of residential mortgage loans. This facility was secured by the loans purchased through borrowings under this facility and held for sale. The stated interest rate for this line was LIBOR plus 0.875% (which can be adjusted retroactively under certain circumstances to LIBOR plus 2.4%). At December 31, 1995, the balance outstanding under this facility was $135,601,000, secured by assets totaling $142,749,000. On January 26, 1996, the mortgages purchased with borrowings under this facility were securitized and sold and such borrowings were repaid in their entirety and the facility was terminated. The Company anticipates that it will incur additional borrowings under similar facilities in connection with loans purchased for securitization in the future (see Note 15).

                                                                                                 1995
                                                                                               ---------
OTHER DEBT (IN THOUSANDS):
Convertible Subordinated Debt at 8%, due December 15, 2005...................................  $  45,000
                                                                                               ---------
                                                                                               ---------

    On November 27, 1995, the Company completed an offering conducted in Europe of $45,000,000 aggregate principal amount of Convertible Subordinated Debentures. The net proceeds (aggregating approximately $43,000,000) from such offering were used to repay borrowings under the revolving credit line. The Convertible Subordinated Debentures bear interest at 8% per annum and will mature on December 15, 2005. There is no sinking fund or amortization of principal prior to maturity. The capitalized debt offering costs are included in intangibles and amortized over ten years. The Convertible Subordinated Debentures are not redeemable prior to December 15, 1996. The Convertible Subordinated Debentures are convertible at the option of the holders into shares of Common Stock at a conversion price of $12.50 per share (equivalent to a conversion rate of 80 shares of Common Stock per $1,000 principal amount of Convertible Subordinated Debentures), subject to adjustment in certain events. The Convertible Subordinated Debentures are unsecured obligations of the Company and subordinated to all existing and future Senior Indebtedness (as defined in the Convertible Subordinated Debenture Indenture) of the Company. The Convertible Subordinated Debentures contain certain rights of the holder to require the repurchase of the Convertible Subordinated Debentures (i) upon a Fundamental Change (as defined in the Convertible Subordinated Debenture Indenture) and (ii) if the Company is not able to maintain a Net Worth (as defined in the Convertible Subordinated Debenture Indenture) of approximately $141.0 million plus the net proceeds to the Company from any offering of common stock by the Company subsequent to December 31, 1995. There are certain other covenants restricting dividends on and redemptions of capital stock.

    A subsidiary of the Company had a nonrecourse subordinated note payable to a financial services company collateralized by a second security interest in the investment in asset portfolio which was fully repaid at January 31, 1995. The note required basic interest at the 90 day LIBOR plus 4.5% (11% at December 31, 1994) payable monthly. Principal payments were due monthly, equal to 10% of the net portfolio cash flow with the remaining outstanding balance due December 30, 1996. The note was

                         AMRESCO, INC. AND SUBSIDIARIES

7. NOTES PAYABLE AND OTHER DEBT (CONTINUED) nonrecourse to the borrowing entity and the Company. After repayment of the outstanding principal and basic interest, contingent interest to provide the lender a 15% compounded rate was due from any available net portfolio cash flow. Additionally, after the above payments were made, and the subsidiary had recovered $6,337,000 (representing its equity in the asset portfolio at December 31, 1993, the date of the loan, and capitalized costs), the lender became entitled to receive 6% of the net portfolio cash flow. During 1995, the Company paid $222,000 to the lender for its 6% share of net portfolio cash flow.

    On January 30, 1996, the Company completed an offering of $57,500,000 aggregate principal amount of Senior Subordinated Notes. The net proceeds (aggregating approximately $54,900,000) from such offering were used to repay borrowings under the revolving credit line. The Senior Subordinated Notes bear interest at 10% per annum and will mature on January 15, 2003. There is no sinking fund or amortization of principal prior to maturity. The capitalized debt offering costs are included in intangibles and amortized over seven years. The Senior Subordinated Notes are not redeemable prior to January 15, 2001. The Senior Subordinated Notes are unsecured general obligations of the Company and subordinated to all existing and future Senior Indebtedness (as defined in Senior Subordinated Notes Indenture) of the Company. There are certain covenants restricting dividends on and redemptions of capital stock.

    On September 7, 1995, the Company entered into an interest rate swap agreement to hedge a portion of its 30-day LIBOR floating rate debt. The swap agreement has a notional amount of $25,000,000 and requires payment of interest by the Company at a fixed rate of 5.8% and receipt of interest by the Company at a floating rate equal to 30-day LIBOR.

    Substantially all of the assets of the Company, including stock of a majority of the Company's subsidiaries, are pledged to secure notes payable and other debt.

    Aggregate amounts of notes payable and other debt that mature during the next five years are as follows (in thousands):

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------
                                           1996        1997       1998       1999       2000     THEREAFTER
                                        -----------  ---------  ---------  ---------  ---------  -----------
Notes payable and other debt..........  $   239,136  $  15,487  $  17,761  $  --      $  --       $  53,570

8.  INCOME TAXES
    Income tax expense (benefit) consists of the following for the years ended December 31, 1995, 1994 and 1993, (in thousands):

                                                                         1995       1994       1993
                                                                       ---------  ---------  ---------
Current:
  Federal............................................................  $   6,040  $   9,665  $  14,533
  State..............................................................      2,147      2,609      3,096
                                                                       ---------  ---------  ---------
    Total current tax expense........................................      8,187     12,274     17,629
Deferred tax expense (benefit).......................................      5,023        966     (1,650)
                                                                       ---------  ---------  ---------
    Total income tax expense.........................................  $  13,210  $  13,240  $  15,979
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

                         AMRESCO, INC. AND SUBSIDIARIES

8.  INCOME TAXES (CONTINUED)
    A reconciliation of income taxes on reported pretax income at statutory rates to actual income tax expense for the years ended December 31, 1995 and 1994, is as follows (in thousands):

                                                    1995                    1994                    1993
                                           ----------------------  ----------------------  ----------------------
                                            DOLLARS      RATE       DOLLARS      RATE       DOLLARS      RATE
                                           ---------  -----------  ---------  -----------  ---------  -----------
Income tax at statutory rates............  $  12,005         35%   $  11,196         35%   $  14,069         35%
State income taxes, net of Federal tax
 benefit.................................      1,205          4%       1,606          5%       1,910          5%
Other....................................                                438          1%
                                           ---------               ---------               ---------
  Total income tax expense...............  $  13,210         39%   $  13,240         41%   $  15,979         40%
                                           ---------               ---------               ---------
                                           ---------               ---------               ---------
Income tax expense attributable to
 continuing operations...................  $  11,593               $  14,753               $  17,371
Income tax expense (benefit) attributable
 to discontinued operations..............      1,617                  (1,513)                 (1,392)
                                           ---------               ---------               ---------
  Total income tax expense...............  $  13,210               $  13,240               $  15,979
                                           ---------               ---------               ---------
                                           ---------               ---------               ---------

    The net deferred tax assets at December 31, 1995 and 1994, consist of the tax effects of temporary differences related to the following (in thousands):

                                                                                     1995       1994
                                                                                   ---------  ---------
Allowance for uncollectible accounts receivable..................................  $     594  $   1,386
Equipment, furniture and fixtures................................................                   235
Intangible assets................................................................      1,759      2,691
Investment in subsidiaries.......................................................        477        930
Accrued employee compensation....................................................      2,085      3,261
Net operating loss carryforwards.................................................      5,334      6,775
AMT credit carryforwards.........................................................        602        602
Other............................................................................      2,008      2,002
                                                                                   ---------  ---------
  Deferred tax asset before valuation allowance..................................     12,859     17,882
Valuation allowance..............................................................       (675)      (675)
                                                                                   ---------  ---------
  Net deferred tax asset.........................................................  $  12,184  $  17,207
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    As a result of the acquisition of BEI, the Company has available for its use BEI's net operating loss carryforwards existing at the acquisition date. The Company is limited to utilizing approximately $4,246,000 of such losses annually. The following are the expiration dates and the approximate net operating loss carry forwards at December 31, 1995, (in thousands):

EXPIRATION DATE                                                             AMOUNT
- -------------------------------------------------------------------------  ---------
1998.....................................................................  $   2,448
1999.....................................................................      1,333
2001.....................................................................      3,516
2002.....................................................................      2,071
2003.....................................................................      1,459
2006.....................................................................        372
2007.....................................................................      2,867
                                                                           ---------
                                                                           $  14,066
                                                                           ---------
                                                                           ---------

                         AMRESCO, INC. AND SUBSIDIARIES

8.  INCOME TAXES (CONTINUED)
    Realization of deferred  tax assets  is dependent  on generating  sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not, that all of the deferred tax asset, net of applicable valuation allowance, will be realized. The amount of the deferred tax asset considered realizable could be reduced or increased if estimates of future taxable income during the carryforward period are reduced or increased.

9.  OTHER LIABILITIES
    The following table summarizes the components of other liabilities at December 31, 1995 and 1994, (in thousands):

                                                                                       1995       1994
                                                                                     ---------  ---------
Accrued interest...................................................................  $   1,752  $     325
Deferred compensation obligations (Note 6).........................................      1,191      1,331
Dividends payable..................................................................                 1,179
Payable to partners................................................................      2,349      3,907
Other..............................................................................      2,165      2,875
                                                                                     ---------  ---------
  Total other liabilities..........................................................  $   7,457  $   9,617
                                                                                     ---------  ---------
                                                                                     ---------  ---------

    On October 25, 1995, the Company announced the discontinuation of its policy of paying cash dividends. The Board of Directors has determined the Company should retain all earnings to support current operations and finance future expansions.

    Payable to partners represents amounts owed to Esther Ritz Corporation ("Ritz") and other partners for their shares of the undistributed earnings of various joint ventures and partnerships. The consolidated balance sheets at December 31, 1995 and 1994, include the accounts of BEI-Ritz Joint Venture #1 and BEI-Ritz Joint Venture #2 (the "Joint Ventures") of which the Company owns a controlling interest. The Joint Ventures were formed in 1991 between BEI and Ritz to participate in the bidding for contracts for the management and disposition of assets owned by the RTC. The Joint Ventures make distributions to the Company and to Ritz as cash is collected on the RTC contracts. The related contracts concluded during 1994 and a final settlement with the RTC was reached in December 1995.

10. DISCONTINUED OPERATION
    The Company adopted a plan on December 1, 1994, to discontinue its data processing operations for the banking and asset management industry and to sell substantially all of the assets of the related subsidiary by June 30, 1995. The net liabilities of the subsidiary at December 31, 1994, were as follows (in thousands):

Accounts receivable........................................................  $     666
Premises and equipment and other assets....................................        341
Liabilities................................................................       (718)
Reserve for losses on discontinued operations..............................     (1,243)
                                                                             ---------
  Net liabilities of discontinued subsidiary...............................  $    (954)
                                                                             ---------
                                                                             ---------

    Gross revenues applicable to the discontinued operations were $4,542,000 and $5,500,000 for the eleven months ended November 30, 1994, and the year ended December 31, 1993, respectively. The loss from discontinued operations for the eleven months ended November 30, 1994 and the year ended December 31, 1993, was $1,287,000 and $2,088,000, respectively, net of $891,000 and $1,392,000 income tax benefit, respectively. The loss from the discontinued operations for the period December 1,

                         AMRESCO, INC. AND SUBSIDIARIES

10. DISCONTINUED OPERATION (CONTINUED)
1994, to December 31, 1994, was $95,000, net of $63,000 income tax benefit. The loss on the disposal of discontinued operations for the year ended December 31, 1994, was $898,000, net of income tax benefit of $622,000.

    On June 16, 1995, the Company sold substantially all of the assets of its data processing operations for the banking and asset management industry for $6,250,000 in cash with a gain of $2,425,000, or $0.10 per share, net of certain transaction costs and a $1,617,000 provision for income taxes. The book values of the net assets sold in the transaction were as follows (in thousands):

Cash........................................................................  $     283
Accounts receivable.........................................................        293
Premises and equipment......................................................        302
Other assets................................................................         65
Liabilities.................................................................       (199)
                                                                              ---------
  Net assets of discontinued subsidiary.....................................  $     744
                                                                              ---------
                                                                              ---------

11. COMMON STOCK
    The Company has a stock option and award plan for the benefit of key individuals, including its directors, officers and key employees. In connection with the merger of BEI and Holdings (see Note 2), certain granted options became fully vested. The plan is administered by a committee of the Board of Directors. The plan was adjusted to reflect the conversion of each share of Holdings common stock into 10.03 shares of the Company's stock for the year ended December 31, 1993. Stock option activity under the plan for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                                      NUMBER OF     OPTION PRICE PER
                                                                       SHARES             SHARE
                                                                     -----------  ---------------------
Options outstanding at January 1, 1993.............................      411,230                  $0.60
  Granted..........................................................      431,290                  $3.50
  Canceled.........................................................      (70,210)                 $0.60
  Acquired company options outstanding.............................    1,321,790         $2.25 to $4.50
                                                                     -----------
Options outstanding at December 31, 1993...........................    2,094,100         $0.60 to $4.50
  Granted..........................................................      500,000         $7.00 to $8.94
  Exercised........................................................     (711,590)        $0.60 to $3.50
  Forfeited........................................................      (10,060)                 $3.50
                                                                     -----------
Options outstanding at December 31, 1994...........................    1,872,450         $0.60 to $4.50
  Granted..........................................................      872,160        $6.88 to $11.38
  Exercised........................................................     (434,480)        $0.60 to $6.88
  Forfeited........................................................       (8,337)        $2.75 to $3.75
                                                                     -----------
Options outstanding at December 31, 1995...........................    2,301,793        $0.60 to $11.38
                                                                     -----------
                                                                     -----------
Options exercisable at December 31, 1995...........................    1,382,691        $0.60 to $11.38
                                                                     -----------
                                                                     -----------
Options available for grant at December 31, 1995...................    1,766,833
                                                                     -----------
                                                                     -----------

    At December 31, 1995, the Company has reserved a total of 4,068,626 shares of common stock for exercise of stock options.

    A stock subscription agreement and related shareholders' agreement (the "Shareholder Agreements") were entered into by the Company with various officers and other parties (the "Subscribers") on December 9, 1992. The purchase price was based on $.60 per share (after effect of the conversion

                         AMRESCO, INC. AND SUBSIDIARIES

11. COMMON STOCK (CONTINUED)
into Company stock). Certain executive officers purchased common stock with cash and promissory notes. The notes accrue interest at 6% per annum and are due and payable in December 2002 or within one year of termination of employment. The shares are subject to certain restrictions and repurchase rights pursuant to the Shareholder Agreements. In the event of termination of employment prior to December 2002, the Company could cancel unvested shares by canceling related indebtedness based on the original issue price. Originally, 50% of the notes were vested based upon performance and the remainder were time notes. As a result of the merger with BEI, the performance notes were converted into time notes. The conversion of the notes resulted in additional compensation expense recorded during 1993 of $1,188,000. In addition, the shares are now fully vested. The notes are secured by the stock acquired and are nonrecourse to the Subscribers. The notes are classified as a reduction of shareholders' equity for financial reporting purposes. At December 31, 1995 and 1994, reductions for employee stock included notes receivable for officers' shares of $120,000 and $429,000, respectively. During 1995, $309,000 in officers' notes receivable were collected, including $220,000 in cash and $89,000 in common stock. During 1994, a $178,000 note receivable was repaid. During 1993, $179,000 in notes receivable for officers' shares and the related common stock were canceled.

    During 1995, the Company issued 250,202 shares of restricted common stock at prices ranging from $6.88 per share to $11.38 per share under the Company's stock option and award plan. During 1995, $279,000 in unearned stock compensation was amortized as compensation expense. At December 31, 1995, reductions for employee stock included unearned stock compensation of $2,118,000. Also, during 1995 the Company initiated an employee stock purchase plan under which employees of the Company, through payroll deductions, can purchase common stock of the Company for 85% of the then-current market price.

    On December 13, 1995, the Company completed a registered public offering of 2,000,000 shares of Common Stock. Subsequent thereto, the Company sold an additional 300,000 shares of Common Stock upon exercise of the Underwriters' over-allotment option. The net proceeds from such offering aggregating approximately $25,110,000 were used to repay borrowings under the revolving credit line. The price to the public was $11.75 per share and the price to the Company was $11.10 per share (after an underwriting discount of $0.65 per share). In addition to the offering of shares of Common Stock by the Company, two institutional shareholders sold an aggregate of 2,300,000 shares of Common Stock (including 300,000 shares sold pursuant to the exercise of the underwriters' over-allotment option). The Company did not receive any proceeds from the sale of these shares. Assuming issuance of 2,300,000 shares of common stock at the beginning of each of the periods January 1, 1995 and 1994 and application of related net proceeds to the repayment of borrowings bearing an average interest cost of 8.1%, pro forma per share amounts of income from continuing operations and net income would be $0.74 and $0.83, respectively, for the year ended December 31, 1995, and $0.85 and $0.77, respectively for the year ended December 31, 1994.

12. EMPLOYEE COMPENSATION AND BENEFITS
    Accrued employee compensation and benefits at December 31, 1995 and 1994, include amounts for incentive compensation, severance and benefits. Certain employees are eligible to receive a bonus from a pool computed on 15% to 25% of pretax income over predetermined minimum earning levels. In addition, certain employees are covered by severance plans in the event their employment is terminated due to reductions in the workforce. The Company accrues for such costs over the service period. At December 31, 1995 and 1994, a total of $1,423,000 and $5,144,000, respectively, was accrued for costs incurred or expected to be incurred under the severance plans of continuing operations.

    The AMRESCO Retirement Savings and Profit Sharing Plan (the "Plan") qualifies under Section 401(k) of the Internal Revenue Code and incorporates both a savings component and a profit

                         AMRESCO, INC. AND SUBSIDIARIES

12. EMPLOYEE COMPENSATION AND BENEFITS (CONTINUED) sharing component for eligible employees. As determined each year by the Board of Directors, the Company may match the employee contribution up to 6% of their base pay based on the Company's performance. For 1995, the matching contribution was set at $.50 for each $1.00 contributed by the employees. In addition to the matching savings contribution, the Company provides an annual contribution to the profit sharing retirement component of the Plan on behalf of all eligible employees. This portion of the Plan has been amended to assure that the Company is not required to make an employer profit sharing contribution to the Plan. However, it is anticipated that some level of profit sharing contribution will continue in future periods. For the years ended December 31, 1995, 1994 and 1993, the Company made profit sharing contributions of $1,218,000 and $1,312,000 and $1,700,000, respectively. Allocation of the Company's contribution will be based on a percentage of an employee's weighted total pay. Weighted total pay places a stronger emphasis on the age of the employee and provides an increasingly larger profit sharing contribution as an employee nears retirement.

13. COMMITMENTS AND CONTINGENCIES
    The Company is committed to pay additional consideration to former owners of an acquired subsidiary based on financial performance during 1995 and 1996. See
Note 2.

    The Company has entered into non-cancelable operating leases covering office facilities which expire at various dates through 2006. Certain of the lease agreements provide for minimum annual rentals with provisions to increase the rents to cover increases in real estate taxes and other expenses of the lessor. The Company also has leases on equipment, some of which are non-cancelable, which expire on various dates through 1999. The total rent expense for the years ended December 31, 1995, 1994 and 1993, was approximately $3,655,000, $4,386,000, and $3,116,000, respectively. The future minimum annual rental commitments under non-cancelable agreements having a remaining term in excess of one year at December 31, 1995 are as follows (in thousands):

Year Ended December 31,
  1996.....................................................  $   3,249
  1997.....................................................      3,592
  1998.....................................................      3,178
  1999.....................................................      2,540
  2000.....................................................      1,789
  Thereafter...............................................      9,981

    The Company is a defendant in various legal actions. In the opinion of management, such actions will not materially affect the financial position, results of operations or cash flows of the Company.

    The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to hedge against changes in interest rates. These financial instruments include commitments to sell certain mortgage loans and interest rate swap agreements. These instruments involve, to varying degrees, elements of interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company controls the risk of its hedging agreements, interest rate swap agreements and forward contracts through approvals, limits and monitoring procedures.

14. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
    The Company may reduce its exposure to fluctuations in interest rates by creating offsetting positions through the use of derivative financial instruments, particularly forward contracts and interest rate swaps. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company party to highly-leveraged derivatives. The notional

                         AMRESCO, INC. AND SUBSIDIARIES

14. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED) amount of interest rate swaps is the underlying principal amount used in determining the interest payments exchanged over the life of the swap. The notional amounts are not a measure of the Company's exposure through its use of derivatives.

    The Company had two forward contracts at December 31, 1995, to sell a total of $70,000,000 7.5% residential mortgage loans at contracted forward prices. Both of the Company's forward contracts are hedges against interest rate exposures and a change in a forward contract's value would be offset with an equivalent but opposite change in the hedged residential mortgage loans. These contracts matured on January 16, 1996.

    Interest rate swap agreements are used to reduce interest rate risks and costs inherent in the Company's outstanding debt. The Company enters into these agreements to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Accordingly, the Company enters into agreements to effectively convert variable-rate debt to fixed-rate debt to reduce the Company's risk of incurring higher interest costs due to rising interest rates. During 1995, the Company entered into a $25,000,000 interest rate swap agreement thereby allowing the Company to establish fixed interest rates on a portion of its outstanding debt. During 1995, there were no deferred gains or losses related to the swap agreement. This swap agreement matures September 7, 1997. See Note 7.

    The Company continually monitors the market risk of its forward and interest rate swap contracts. The Company uses commercial rating agencies to evaluate the credit quality of the counterparties, all of whom are major international financial institutions. The Company does not anticipate a loss resulting from any credit risk of these institutions.

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirement of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                   DECEMBER 31, 1995        DECEMBER 31, 1994
                                                                ------------------------  ----------------------
                                                                 CARRYING     ESTIMATED   CARRYING    ESTIMATED
                                                                  AMOUNT     FAIR VALUE    AMOUNT    FAIR VALUE
                                                                -----------  -----------  ---------  -----------
                                                                             (DOLLARS IN THOUSANDS)
Assets:
  Cash and cash equivalents...................................  $    16,139  $    16,139  $  20,446   $  20,446
  Temporary investments.......................................       21,942       21,942
  Accounts receivable.........................................       20,158       20,158     20,682      20,682
  Mortgage loans held for sale................................      160,843      161,841
  Investments:
    Loans.....................................................      138,180      147,000     32,631      38,000
    Partnerships and joint ventures...........................       34,694       38,000     22,491      25,200
    Asset-backed securities...................................       46,187       46,187      3,481       3,500
Liabilities:
  Accounts payable............................................       14,124       14,124     12,045      12,045
  Notes payable and other debt................................      325,954      326,354     16,459      16,459
Off-Balance Sheet:
  Interest rate swap..........................................                      (251)
  Forward contracts...........................................                      (998)
  Letters of credit ($239 and $833, respectively).............                   --                      --

                         AMRESCO, INC. AND SUBSIDIARIES

14. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)
    The fair values of investments, notes payable and other debt are estimated based on present values of estimated cash flows using current entry-value interest rates applicable to each category of such financial instruments. Mortgage loans held for sale are valued at their contracted sales prices. The carrying amount of cash and cash equivalents, temporary investments, accounts receivable, net of reserves, and accounts payable approximates fair value. The Company has reviewed its exposure on standby letters of credit and has determined that the fair value of such exposure is not material. The fair values of the interest rate swap and forward contracts are estimated using market quotes. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995 and 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the date presented, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15. SUBSEQUENT EVENTS (UNAUDITED)
    Effective February 23, 1996, and as amended on March 22, 1996, a wholly-owned subsidiary of the Company entered into a $220,000,000 warehouse line of credit with Prudential to finance the acquisition and warehousing of residential mortgage loans. This facility is secured by the loans purchased through borrowings under this facility and held for sale. The stated interest rate for this line is LIBOR plus 0.85%. This facility matures on April 30, 1996. Effective February 26, 1996, a wholly-owned subsidiary of the Company entered into a $40,000,000 warehouse line of credit with Prudential to finance the acquisition and warehousing of residential mortgage loans. This facility is secured by the loans purchased through borrowings under this facility and held for sale. The stated interest rate for this line is LIBOR plus 0.85%. This facility matures on July 31, 1996. The combined amounts outstanding under mortgage warehouse lines of credit with Prudential cannot exceed $220,000,000 at any time.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)
    The following is a summary of unaudited quarterly results of operations, revised to reflect discontinued operations, for the years ended December 31, 1995 and 1994 (in thousands, except per share amounts):

                                                                  YEAR ENDED DECEMBER 31, 1995
                                                           ------------------------------------------
                                                             FIRST     SECOND      THIRD     FOURTH
                                                            QUARTER    QUARTER    QUARTER    QUARTER
                                                           ---------  ---------  ---------  ---------
Revenues from continuing operations......................  $  20,177  $  23,482  $  25,416  $  41,411
Income from continuing operations before income taxes....      5,336      6,205      8,430     10,287
Income from continuing operations........................      3,155      4,079      5,196      6,235
Gain from sale of discontinued operations................                 2,425
Net income...............................................      3,155      6,504      5,196      6,235
Primary earnings per share from continuing operations....       0.13       0.17       0.21       0.25
Primary earnings per share from net income...............       0.13       0.27       0.21       0.25
Fully-diluted earnings per share from continuing
 operations..............................................       0.13       0.17       0.21       0.24
Fully-diluted earnings per share from net income.........       0.13       0.27       0.21       0.24

    A nonrecurring gain on the sale of a discontinued operation was recorded during the second quarter of 1995. Included in revenues for the fourth quarter of 1995 are $4,000,000 related to an expired RTC contract.

                         AMRESCO, INC. AND SUBSIDIARIES

16. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                  YEAR ENDED DECEMBER 31, 1994
                                                           ------------------------------------------
                                                             FIRST     SECOND      THIRD     FOURTH
                                                            QUARTER    QUARTER    QUARTER    QUARTER
                                                           ---------  ---------  ---------  ---------
Revenues from continuing operations......................  $  34,140  $  33,899  $  39,783  $  21,969
Income from continuing operations before income taxes....      9,244      9,307     14,979      2,156
Income from continuing operations........................      5,358      5,425      8,873      1,277
Loss from discontinued operations........................       (422)      (316)      (238)    (1,209)
Net income...............................................      4,936      5,109      8,635         68
Primary earnings per share from continuing operations....       0.23       0.23       0.37       0.05
Primary earnings per share from net income...............       0.21       0.22       0.36       0.00
Fully-diluted earnings per share from continuing
 operations..............................................       0.23       0.23       0.37       0.05
Fully-diluted earnings per share from net income.........       0.21       0.22       0.36       0.00

    Nonrecurring revenues of $10,000,000 related to the conclusion of the NationsBank Contract was recorded during the third quarter of 1994. Nonrecurring accruals for the loss on discontinued operations were made during the fourth quarter of 1994.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of AMRESCO, INC.:

    We have audited the accompanying consolidated balance sheets of AMRESCO, INC. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of AMRESCO, INC.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AMRESCO, INC. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Dallas, Texas
February 6, 1996