Form 10-Q
period 1996-03-31
AMRESCO INC
filed 1996-05-15
CIK 225569

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                          FORM 10-Q

          (Mark One)
 [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1996

                             OR

 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0- 8630

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


26,868,321 shares of common stock, $.05 par value per share, as of May 1, 1996.


                  Location of Exhibit Index:  Page 13

                            AMRESCO, INC.
                               INDEX




                                                  Page No.

COVER PAGE                                            1

INDEX                                                 2


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets - March         3
31, 1996 and December 31, 1995

Consolidated Condensed Statements of Income -
Three Months Ended March 31, 1996 and 1995            4

Consolidated Condensed Statement of
Shareholders' Equity - Three Months Ended             5
March 31, 1996

Consolidated Condensed Statements of Cash
Flows - Three Months Ended March 31, 1996
and 1995                                              6

Notes to Consolidated Condensed Financial
Statements                                            7

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of
Operations                                            8


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K             12

SIGNATURE                                             12

EXHIBIT INDEX                                         13

               PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

                                 AMRESCO, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in thousands)
                                          March 31,    December 31,
                                            1996          1995
                                         ___________   ___________
                 ASSETS
Cash and cash equivalents                  $  18,338    $  16,139
Temporary investments (Note 2)                33,046       21,942
Accounts receivable, net of reserves of       15,003       20,158
  $1,681 and $1,737, respectively
Mortgage loans held for sale  (Note 3)       235,594      160,843
Investments:
   Loans                                     149,603      138,180
   Partnerships and joint ventures            33,698       34,694
   Asset-backed and other securities          65,946       46,187
   Real estate                                 5,884        5,686
Deferred income taxes                         12,608       12,184
Premises and equipment, net of accumulated
  depreciation of $2,919 and $2,335,
  respectively                                 6,625        5,904
Intangible assets, net of accumulated
  amortization of $5,625 and $4,136,
  respectively                                53,581       51,878
Other assets                                  14,135        7,918
                                            _________    ________
TOTAL ASSETS                                $644,061     $521,713
                                            ========     ========


                       LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable                            $ 10,865     $ 14,124
Accrued employee compensation and benefits     5,442       10,487
Notes payable  (Notes 2 and 3)               129,235      127,796
Warehouse loans payable                      221,489      153,158
Senior subordinated notes                     57,500
Convertible debt                              45,000       45,000
Income taxes payable                           3,294        2,897
Other liabilities                              5,046        7,457
                                            _________   _________
Total liabilities                            477,871      360,919
                                            _________   _________
SHAREHOLDERS' EQUITY:
Common stock, $0.05 par value, authorized
 50,000,000 shares; 26,805,235 and
 26,689,331 shares issued in 1996 and
 1995, respectively                            1,340        1,334
Capital in excess of par                     106,667      106,054
Reductions for employee stock                 (1,760)      (2,238)
Treasury stock,$0.05 par value,24,339 shares    (160)        (160)
Net unrealized gains (losses)                   (382)         114
Retained earnings                             60,485       55,690
                                            _________    ________
Total shareholders' equity                   166,190      160,794
                                            _________    ________
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                    $644,061     $521,713
                                            ========     ========

See notes to consolidated condensed financial statements.

                                AMRESCO, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share amounts)

                                    Three Months Ended
                                         March 31,

                                         1996         1995
                                       _________    _________
      REVENUES:
       Asset management and
         resolution fees               $ 9,223      $ 10,170
       Interest and other
         investment income              18,172         6,181
       Mortgage banking fees             6,605         2,775
       Gain on sale of loans and
         investments, net                2,008            23
       Other revenues                      888         1,028
                                       _________    _________
        Total revenues                  36,896        20,177
                                       _________    _________

     EXPENSES:
       Personnel                        16,500        10,670
       General and administrative        6,618         3,199
       Depreciation                        508           266
       Interest                          5,167           415
       Profit participations                 8           291
                                       _________    _________
        Total expenses                  28,801        14,841

      Income before taxes                8,095         5,336
      Income tax expense                 3,300         2,181
                                       _________    _________
      NET INCOME                       $ 4,795       $ 3,155
                                       =========    =========

     Weighted average number of
      common shares outstanding and
      common share equivalents        $27,369,390    $24,182,827

     Primary earnings per share          $0.18          $0.13

     Fully-diluted earnings per share    $0.17          $0.13

See notes to consolidated condensed financial statements.

                                  AMRESCO, INC.
             CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                       Three Months Ended March 31, 1996
                   (Dollars in thousands, except share data)



                      Common Stock
                     $0.05 Par Value               Reductions              Net
                   ------------------    Capital      for               Unrealized
                     Number             in Excess   Employee  Treasury    Gains     Retained  Shareholders'
                     Shares    Amount    of Par      Stock      Stock    (Losses)   Earnings     Equity
                   ----------  ------   --------   ---------  --------  ----------  --------  ------------
JANUARY 1,1996     26,689,331  $1,334   $106,054    $(2,238)    $(160)      $114     $55,690      $160,794


Exercise of stock
 options              125,184       6        529                                                       535

Cancellation of
 common stock
 restricted for
 unearned stock
 compensation          (9,280)               (79)       79

Amortization of
 unearned stock
 compensation                                          399                                             399

Tax benefits from
 employee stock
 compensation                               163                                                        163

Foreign currency
 translation
 adjustments                                                                   274                     274

Unrealized loss on
 securities
 available for
 sale, net                                                                    (770)                   (770)

Net income                                                                            4,795          4,795
                   ----------  ------   --------    --------    ------     ------   -------       --------
MARCH 31, 1996     26,805,235  $1,340   $106,667    $(1,760)    $(160)     $(382)   $60,485       $166,190
                   ==========  ======   ========    ========    ======     ======   =======       ========

  See notes to consolidated condensed financial statements.

                        AMRESCO, INC.
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    (Dollars in thousands)
                                              Three Months Ended March 31,
                                              ---------------------------
                                                  1996           1995
                                              -----------     -----------
OPERATING ACTIVITIES:
Net income                                       $  4,795       $  3,155
Adjustments to reconcile net income to net
cash used in operating activities:
  Depreciation and amortization                     1,997            842
  Deferred tax provision (benefit)                     95            749
  Employee stock compensation                         399
  Increase (decrease) in cash for changes
    in:
  Accounts receivable                               5,155         10,166
  Interest accrued on asset-backed and
    other securities                               (1,375)
  Purchase of mortgage loans held for sale,net    (74,912)
  Proceeds from warehouse loans payable,net        68,331
  Other assets                                     (6,681)          (226)
  Accounts payable                                 (3,259)          (992)
  Income taxes payable                                397            789
  Other liabilities                                (7,182)       (15,015)
                                                 ---------     ----------
  Net cash used in operating activities           (12,240)          (532)
                                                 ---------     ----------
INVESTING ACTIVITIES:
Purchase of temporary investments, net            (11,104)
Purchase of investments                           (29,877)         (21,833)
Collections on investments                         19,252           11,095
Purchase of investments available for sale        (19,512)
Purchase of premises and equipment                 (1,229)            (525)
                                                 ---------       ----------
Net cash used in investing activities             (42,470)         (11,263)
                                                 ---------       ----------
FINANCING ACTIVITIES:
Proceeds from notes payable and other debt        171,762           28,575
Repayment of notes payable and other debt        (115,551)         (20,659)
Stock options exercised                               535              401
Tax benefit of employee stock compensation            163              402
Payment of dividends                                                (1,180)
Acquisition of treasury stock                                          (71)
                                                ---------        ---------
 Net cash provided by financing activities         56,909            7,468

Net increase (decrease) in cash and cash
  equivalents                                       2,199           (4,327)
Cash and cash equivalents, beginning of
  period                                           16,139           20,446
                                               ----------         ---------
Cash and cash equivalents, end of period        $  18,338         $ 16,119
                                               ==========         ========
SUPPLEMENTAL DISCLOSURE:
   Interest paid                                   $4,276             $641
   Income taxes paid                                3,327              442
   Common stock issued (canceled) for unearned        (79)             697
    stock compensation

  See notes to consolidated condensed financial statements.

                            AMRESCO, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1996

1.  Basis of Presentation and Summary of Significant Accounting Policies

      The accompanying unaudited consolidated condensed financial statements of AMRESCO, INC. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

      Gains on the Securitization and Sale of Mortgage Loans - The Company purchases residential mortgage loans for the purpose of securitization and sale. The Company securitizes these loans primarily in the form of a multi-class security which derives its monthly principal paydowns from a pool of underlying mortgage loans. The senior classes of the securitizations are sold, with the residual and interest-only mortgage securities retained by the Company. The gains on securitization and sale of mortgage loans represent the net proceeds and the estimated value of the securities retained over the basis of the loans sold and the costs of securitization. The fair value of the securities retained is determined based on market assumptions of discount rates, prepayment rates, defaults and other costs, including normal servicing fees.

      Interest income on mortgage loans held for sale and retained interests in securitizations is recorded as earned. Interest income represents the interest earned on the loans during the warehousing period (the period prior to their securitization) and the recognition of interest income on the securities retained after securitization, which generally is the recognition of the increased time value of the discounted estimated cash flows.

2.  Banking Arrangements
     Effective March 5, 1996, the Company's revolving investment loan agreement with NationsBank of Texas, N.A. (the "Bank") increased from $35,000,000 to $80,000,000. The loan is secured by the Company's temporary investments, and matures and is payable in full on April 30, 1998.

3.  Subsequent Events
      Effective April 25, 1996, the Company entered into an amended and restated revolving loan agreement with a syndicate of lenders, led by the Bank, which matures on May 31, 1998, and replaces its September 29, 1995, revolving loan agreement. The syndicates' current commitment under the agreement is limited to a total of $125,000,000. The additional $75,000,000 under the revolving loan agreement would become available to the Company upon the participation by additional financial institutions in the syndicate for the loan and upon an increase in the Company's borrowing base, primarily qualifying investments, under this agreement. There can be no assurance that such events will occur. The borrowing terms, including interest, may be selected by the Company and tied to either the Bank's variable rate (8-1/4% at April 25, 1996), or, for advances on a term basis up to approximately 180 days, an adjusted LIBOR rate (6.94% at April 25, 1996 for a term of 90 days). Interest is payable quarterly and at the end of each advance period. The revolving loan agreement is secured by substantially all of the assets of the Company not pledged under other credit facilities, including stock of a majority of the Company's subsidiaries held by the Company.

      On  April  26, 1996, a wholly-owned subsidiary of  the  Company
securitized   and  sold  approximately  $257,442,000  of  residential
mortgage loans held for sale.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Overview

      AMRESCO, INC. (the "Company") is engaged primarily in the business of asset acquisition and resolution, mortgage banking and institutional real estate investment advising. The Company's business may be affected by many factors, including real estate and other asset values, the availability and price of assets and residential mortgages to be purchased, the level of and fluctuations in interest rates, changes in the securitization market and competition. In addition, the Company's operations require continued access to short and long term sources of financing.

      Since the first quarter of 1995, the Company has extended its business lines to offer a full range of mortgage banking services, including commercial loan origination and servicing as well as the development of capital markets activities, increased substantially the amount it invests in asset portfolios, and developed its institutional real estate investment advisory business. These significant changes in the composition of the Company's business are reflected in the Company's results of operations and may limit the comparability of the Company's results from period to period.

      The following discussion and analysis presents the significant changes in financial condition and results of continuing operations of the Company by primary business lines for the quarters ended March 31, 1996 and 1995. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto (dollars in thousands, except per share data).

                                             For the Quarter Ended
                                                  March 31,
                                             ___________________
                                                1996     1995
                                             _________ _________
Revenues:
   Asset acquisition and resolution            $20,954  $17,230
   Mortgage banking                             15,151    2,930
   Institutional investment advisory               967
   Corporate and other                            (176)      17
                                             _________ ________
     Total revenues                             36,896   20,177
Operating expenses:
   Asset acquisition and resolution             11,155    8,098
   Mortgage banking                             10,434    3,075
   Institutional investment advisory               816
   Corporate and other                           6,396    3,668
                                             _________ _________
     Total operating expenses                   28,801   14,841
Operating profit:
   Asset acquisition and resolution              9,799    9,132
   Mortgage banking                              4,717     (145)
   Institutional investment advisory               151
   Corporate and other                          (6,572)  (3,651)
     Total operating profit                      8,095    5,336
Income tax expense                               3,300    2,181
                                              ________  ________
Net income                                      $4,795   $3,155
                                              ========  ========
Weighted average shares outstanding and     27,369,390  24,182,827
 equivalents
Primary earnings per share                       $0.18     $0.13
Fully-diluted earnings per share                 $0.17     $0.13

Results of Operations

      Revenues from the Company's asset acquisition and resolution activities include fees charged for the management of and interest and other investment income on portfolios of performing, non-performing or underperforming commercial, industrial, agricultural and real estate loans and for the successful resolution of the assets within such portfolios. The asset base of each portfolio declines over the life of the portfolio, thus reducing asset management fees as assets within the portfolio are resolved.
These fees, therefore, are subject to fluctuation based on the consideration received, timing of the sale or collection of the managed assets, and the attainment of specified earnings levels on behalf of investors or investment partners.

      Revenues from the Company's mortgage banking activities include commercial mortgage banking and residential capital markets revenues. Commercial mortgage banking revenues are earned from the origination and underwriting of commercial real estate mortgage loans, the placement of such loans with permanent investors and the servicing of loans. Revenues from the Company's residential capital markets activities consist of interest earned on residential mortgage loans purchased, gains on the securitization of such loans, and accrued earnings on securities purchased and retained. Loan placement and servicing fees, commitment fees, and real estate brokerage commissions are recognized as earned. Placement and servicing expenses are charged to expense as incurred.

      Revenues from the Company's institutional investment advisory business are earned from providing real estate investment advisory services, including acquisition, portfolio/asset management and disposition services, to institutional and corporate investors.

Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995

      The Company reported 1996 first quarter revenues of $36.9 million, an 83% increase from the same period in 1995. Operating profit also increased 52% over the same period. Mortgage banking posted a significant increase in operating profit, and asset acquisition and resolution operating profit rose 7%. Weighted average shares outstanding and equivalents at March 31, 1996 increased 13% over March 31, 1995, primarily due to a 2.3 million share offering of common stock sold late in 1995. Fully-diluted earnings per share from continuing operations for 1995 was $0.17 compared to $0.13 for the first quarter of 1995, a 31% increase.

     Asset Acquisition and Resolution Revenues for the first quarter of 1996 were comprised of $8.3 million in asset management and resolution fees, $12.2 million in interest and other investment income and $.5 million in other revenues, primarily consulting revenues. The $3.7 million, or 22%, increase in revenues from the same period of 1995 was comprised of a $6.0 million increase in interest and other investment income due to an increase in aggregate investments of $137.3 million from March 31, 1995, which increase was offset in part by a $1.9 million decrease in asset management and resolution fees due to the conclusion of significant government contracts during early 1995 and a shift from primarily managing and investing in partnerships and joint ventures to investing in wholly-owned portfolios.

     Expenses for the quarter ended March 31, 1996, were comprised of $5.4 million in personnel costs, $2.0 million in other general and administrative expenses and $3.8 million in interest expense. The $3.1 million, or 38%, increase in expenses over the same period in 1995 was primarily due to a $2.6 million increase in interest expense and a $.8 million increase in other general and administrative expenses, which increases were partially offset by a $.3 million decrease in profit participation expenses. The increase in interest expense was due to the financing incurred for a $137.3 million increase in aggregate investments.

      Mortgage Banking Revenues for the quarter ended March 31, 1996, consisted of $6.6 million in interest and other investment income, $6.5 million in origination, underwriting and servicing revenues and $2.1 million in gain on sale and securitization of residential mortgage loans. Interest and other investment income increased $6.4 million primarily because of interest earned on mortgage loans held for sale, which totaled $235.6 million at March 31, 1996, compared to no such loans held at March 31, 1995. Mortgage banking revenues increased $3.7 million primarily due to the inclusion of the operations of the commercial loan servicing business acquired in October 1995, and increases in the loan originations and servicing volumes of the Company's previously existing mortgage banking operations. Additionally, the Company realized a $2.1 million gain on the securitization of $275 million in residential mortgage loans during the first quarter of 1996.

      Expenses for the quarter ended March 31, 1996 were comprised of $6.1 million in personnel expense, $2.3 million in other general and administrative expense and $2.0 million in interest expense. The $7.4 million increase in expenses is primarily due to a $3.9 million increase in personnel expenses, a $1.5 million increase in other general and administrative expense and a $2.0 million increase in interest expense. Expenses increased primarily due to the inclusion of operations of the commercial loan servicing business acquired during October 1995 and the residential capital markets operations initiated during August 1995.

       Institutional Investment Advisory The Company acquired substantially all of the assets of Acacia Realty Advisors, Inc. in November 1995. First quarter 1996 revenues of $1.0 million were earned in conjunction with providing real estate investment advisory services to institutional and corporate investors, including acquisition, portfolio/asset management and disposition services. Expenses of $.8 million were incurred, including $.5 million in personnel expense and $.3 million in other general and administrative expenses.

      Corporate and Other Net revenues for the quarters ended March 31, 1996 and 1995 were nominal. Expenses for the quarter ended March 31, 1996 were $6.4 million, compared to $3.7 million during the same period in 1995, a 74% increase. The $2.7 million increase was primarily due to $.9 million of intangible amortization related to businesses acquired late in 1995, as well as a $1.6 million increase in personnel costs and other overhead related to expanded operations since the first quarter of 1995.

      Income Taxes The Company must have future taxable income to realize recorded deferred tax assets, including net operating loss carryforward tax benefits obtained in the 1993 merger with BEI Holdings, Inc. Certain of these benefits expire beginning in 1998 and are subject to annual utilization limitations. Management believes that recorded deferred tax assets will be realized in the normal course of business.

Liquidity and Capital Resources

      Cash and cash equivalents totaled $18.3 million at March 31, 1996. Cash flows from operating activities plus principal cash collections on investments totaled $7.0 million for the first quarter of 1996, compared to $10.6 million for the same period in 1995. The increase in cash flows from these activities resulted primarily from increased investments.

                                               For the Quarter Ended
                                                    March 31,
                                                  _______________
                                                   1996    1995
                                                  _____   _____
                                                (dollars in millions)

Cash provided by operations and collections      $  7.0   $10.6
 on investments
Cash provided by new capital and borrowings,net    56.2     7.9
Cash used for purchase of investments             (49.4)  (21.8)
Cash used for purchase of mortgage loans, net     (74.9)      -
Ratio of core debt to capital (excluding
 warehouse debt and investment line)              1.2:1   0.2:1
Ratio of total debt to capital (excluding
 investment line)                                 2.5:1   0.2:1
Interest coverage ratio *                           3.0x    15.9x
___________

* Interest coverage ratio means the ratio of earnings before interest, taxes, depreciation and amortization to cash interest expense.

      The following table shows the components of the Company's capital structure at March 31, 1996 (dollars in millions):

                                        March 31,1996    % of Total
                                        _____________    ___________
Shareholders' equity                        $166.2               28%
Mortgage warehouse loans                     221.5               38%
Notes payable (excluding investment line)     96.2               16%
Senior convertible debentures                 45.0                8%
Senior subordinated debentures                57.5               10%

      Total assets increased $122.3 million during the first quarter of 1996 primarily due to a $74.8 million increase in mortgage loans held for sale, a $30.4 million increase in investments and an $11.1 million increase in temporary investments. These increases were  financed  by increased borrowings of $127.3 million,  including
the   February  1996  issuance  of  $57.5  million  in   10%   senior
subordinated debt.

      On February 26, 1996, and as amended April 29, 1996, AMRESCO Residential Mortgage Corporation, a wholly-owned subsidiary of the Company, entered into a $250.0 million warehouse line of credit to finance the acquisition and warehousing of residential mortgage loans.

      On April 25, 1996, the Company replaced its $150.0 million revolving loan agreement, under which the lenders had a $105.0 million commitment at March 31, 1996, with a $200.0 million revolving loan agreement. On May 7, 1996, the lenders' commitment under the $200.0 million revolving loan agreement was limited to $125.0 million, with 37.5% available to fund general corporate expenses and acquisitions and 62.5% available to fund certain investing activities. Additionally, a portion of the revolving loan agreement provides evidence to support a commercial paper issuance by the Company.

      During  the next twelve months, the Company intends  to  pursue
(i) additional investment opportunities by acquiring assets both for its own account and as an investor with various capital partners who acquire such investments, (ii) acquisitions of new businesses and
(iii) expansion of current businesses. The funds for such acquisitions and investments are anticipated to be provided by cash flows and borrowings under the Company's revolving loan agreement. As a result, interest expense for the remainder of 1996 is expected to be higher than interest expense for the corresponding period in 1995.

      The Company believes its funds on hand of $18.3 million at March 31, 1996, its cash flow from operations, its unused borrowing capacity under its credit lines ($64.4 million at March 31, 1996, excluding availability under a mortgage warehouse line which has no stated limit), and its continuing ability to obtain financing should be sufficient to meet its anticipated operating needs and capital expenditures, as well as planned new acquisitions and investments, for at least the next twelve months. The magnitude of the Company's acquisition and investment program will be governed to some extent by the availability of capital.

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

                     PART II.  OTHER INFORMATION


ITEM 6.    Exhibits and Reports on Form 8-K.

     (a) Exhibits as required by Item 601 of Regulation S-K are set forth on the Exhibit Index at page 13.

     (b)  None


                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMRESCO, INC.
                                   Registrant


Date:  April 14, 1996
                                   By:/s/ Barry L. Edwards
                                   Barry L. Edwards
                                   Executive Vice President
                                   and Chief Financial Officer

                            EXHIBIT INDEX


 10. (a) First Amended and Restated Revolving Loan
         Agreement, dated as of April 25, 1996, among AMRESCO, INC. and Other Entities Designated
         Within as Borrowers and NationsBank of Texas,
         N.A. as Agent and NationsBank of Texas, N.A. and
         Other Entities Designated Within as Lenders.

 10. (b) Stock Appreciation Rights Agreement, dated
         February 20, 1996, between AMRESCO, INC. and each of Mrs. Amy J. Jorgensen and Messers James P.
         Cotton, Jr., Gerald E. Eickhoff, John J.
         McDonough and Bruce W. Schnitzer.

 11.     Computation of Per Share Earnings

 27.     Financial Data Schedule