Form 10-Q
period 1996-06-30
AMRESCO INC
filed 1996-08-14
CIK 225569

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                          FORM 10-Q

          (Mark One)
 [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1996

                             OR

 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-8630

                        AMRESCO, INC.
  (Exact name of Registrant as specified in its charter)


Delaware                                         59-1781257
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)               Identification
                                                       No.)


700 N. Pearl Street, Suite 2400 LB 342           75201-7424
Dallas, Texas
(Address of principal executive                  (Zip Code)
offices)


Registrant's telephone number, including area code:    (214) 953-7700


1845 Woodall Rodgers Fwy, Dallas, Texas                 75201
(Former name, former address and former year; if changed since last report)


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


26,901,621 shares of common stock, $.05 par value per share, as of August 1, 1996.


             Location of Exhibit Index:  Page 15

                        AMRESCO, INC.
                            INDEX




                                                  Page No.

COVER PAGE                                            1

INDEX                                                 2


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets -               3
June 30, 1996 and December 31, 1995

Consolidated Condensed Statements of Income -
Three and Six Months Ended June 30, 1996 and          4
1995

Consolidated Condensed Statement of
Shareholders' Equity - Six Months Ended June          5
June 30, 1996

Consolidated Condensed Statements of Cash
Flows - Six Months Ended June 30, 1996 and 1995       6

Notes to Consolidated Condensed Financial             7
Statements

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations      8


PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of           14
Security Holders

Item 6.  Exhibits and Reports on Form 8-K             15

SIGNATURE                                             15

EXHIBIT INDEX                                         15

               PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

                        AMRESCO, INC.
            CONSOLIDATED CONDENSED BALANCE SHEETS
                    (Dollars in thousands)
                                          June 30,     December 31,
                                            1996           1995
                 ASSETS                   _________     _________
Cash and cash equivalents                  $  14,650    $  16,139
Temporary investments                         32,921       21,942
Accounts receivable, net of reserves of
 $1,182 and $1,737, respectively              18,469       20,158
Mortgage loans held for sale                 190,257      160,843
Investments:
   Loans                                     164,656      138,180
   Partnerships and joint ventures            32,246       34,694
   Asset-backed and other securities          55,687       46,187
   Real estate                                16,050        5,686
Deferred income taxes                         12,201       12,184
Premises and equipment, net of accumulated
 depreciation of $3,518 and $2,335,
 respectively                                  6,373        5,904
Intangible assets, net of accumulated
  amortization of $6,780 and $4,136,
  respectively                                52,394       51,878
Other assets                                   8,007        7,918
                                            ________     ________
TOTAL ASSETS                                $603,911     $521,713
                                            ========     ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable                            $  8,502     $ 14,124
Accrued employee compensation and
  benefits                                     9,522       10,487
Notes payable  (Notes 2 and 3)               121,991      127,796
Warehouse loans payable                      181,024      153,158
Senior subordinated notes                     57,500
Convertible debt                              45,000       45,000
Income taxes payable                           2,983        2,897
Other liabilities                              3,193        7,457
                                             _______      _______
Total liabilities                            429,715      360,919
                                             -------      -------
SHAREHOLDERS' EQUITY:
Common stock, $0.05 par value, authorized
 50,000,000 shares; 26,901,621 and
 26,689,331 shares issued in 1996 and
 1995, respectively                           1,345        1,334
Capital in excess of par                    107,655      106,054
Reductions for employee stock                (1,500)      (2,238)
Treasury stock, $0.05 par value, 24,339
 shares                                        (160)        (160)
Net unrealized gains (losses)                  (977)         114
Retained earnings                            67,833       55,690
Total shareholders' equity                  174,196      160,794
                                           ________     ________
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                    $603,911     $521,713
                                           ========     ========

See notes to consolidated condensed financial statements.

                        AMRESCO, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
      (Dollars in thousands, except per share amounts)
                                  Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                  __________________      ________________
                                    1996       1995        1996      1995
                                  _______    _______      _______  _______
REVENUES:
Asset management and
 resolution fees                  $ 8,814    $ 8,271      $18,037  $18,441
Interest and other
 investment income                 25,075      8,388       43,247   14,569
Mortgage banking fees               8,332      5,549       14,937    8,324
Gain on sale of loans and
 investments, net                   3,781         23        5,789       46
Other revenues                        811      1,251        1,699    2,279
                                  _______    _______      _______  _______
Total revenues                     46,813     23,482       83,709   43,659
                                  -------    -------      -------  -------
EXPENSES:
Personnel                          19,131     12,306       35,631   22,976
General and administrative          6,827      3,757       13,445    6,956
Interest                            8,328        863       13,495    1,278
Depreciation                          652        280        1,160      546
Profit participations                  24         71           32      362
                                  -------    -------      -------  -------
Total expenses                     34,962     17,277       63,763   32,118
                                  -------    -------      -------  -------
Income from continuing
 operations before taxes           11,851      6,205       19,946   11,541
Income tax expense                  4,503      2,126        7,803    4,307
                                  -------    -------      -------  -------
INCOME FROM CONTINUING OPERATIONS   7,348      4,079       12,143    7,234
Gain from sale of
 discontinued operations, net                  2,425                 2,425
                                  -------    -------      -------  -------
NET INCOME                        $ 7,348    $ 6,504      $12,143  $ 9,659
                                  =======    =======      =======  =======
Weighted average number of common
 shares outstanding and common
 share equivalents              27,568,981 24,428,849  27,469,186  24,305,838
Earnings per share from
 continuing operations:
   Primary                            $0.27     $0.17    $0.44     $0.30
   Fully-diluted                       0.25      0.17     0.42      0.30
Earnings per share:
   Primary                             0.27      0.27     0.44      0.40
   Fully-diluted                       0.25      0.26     0.42      0.40

See notes to consolidated condensed financial statements.

                        AMRESCO, INC.
  CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
               Six Months Ended June 30, 1996
          (Dollars in thousands, except share data)

                           Common Stock                Reductions           Net
                          $0.05 Par Value    Capital      for            Unrealized            Total
                      Number of             in Excess  Employee  Treasury  Gains   Retained Shareholders'
                       Shares    Amount      of Par      Stock     Stock  (Losses) Earnings   Equity
                      ---------  -------    ---------  --------  --------  ------  --------  ---------
JANUARY 1, 1996        26,689,331   $1,334   $106,054   $(2,238)   $(160)   $114     $55,690   $160,794

Exercise of stock
 options                  164,384        8        704                                               712

Issuance of common
 stock for earnout         57,186        3        774                                               777

Cancellation of
common stock
restricted for
unearned stock
compensation               (9,280)                (79)      79

Amortization of
unearned stock
compensation                                               659                                      659

Tax benefits from
employee stock
compensation                                      202                                               202

Foreign currency
translation                                                                 (243)                  (243)
adjustments

Unrealized loss on
securities
available for
sale, net                                                                   (848)                  (848)

Net income                                                                            12,143     12,143

                       ----------   ------   --------   --------   ------   ------   -------   --------
JUNE 30, 1996          26,901,621   $1,345   $107,655   $(1,500)   $(160)   $(977)   $67,833   $174,196
                       ==========   ======   ========   ========   ======   ======   =======   ========

  See notes to consolidated condensed financial statements.

                             AMRESCO, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                                              Six Months Ended June 30,
                                                 1996          1995
                                               ---------     --------
OPERATING ACTIVITIES:
Net income                                     $  12,143     $  9,659
Adjustments to reconcile net income to net cash
used in operating activities:
  Gain on sale of discontinued operation                       (2,425)
  Gain on sale of mortgage loans and related
    securities                                    (5,591)
  Depreciation and amortization                    3,980        1,763
  Deferred tax provision                             499        1,853
  Loss on disposition of premises and equipment                    72
  Employee stock compensation                        659           74
  Increase (decrease) in cash for changes in:
  Accounts receivable                              1,689       12,108
  Accrued interest receivable                     (2,944)
  Purchase of mortgage loans held for sale
    and related securities, net                  (68,823)      (3,000)
  Proceeds from warehouse loans payable, net      27,866
  Other assets                                      (825)       1,841
  Accounts payable                                (1,739)          88
  Income taxes payable                                86          771
  Other liabilities                               (5,472)     (20,195)
                                                 --------    ---------
  Net cash provided by (used in) operating
    activities                                   (38,472)       2,609
                                                 --------    --------
INVESTING ACTIVITIES:
Purchase of temporary investments, net           (10,979)
Purchase of investments                          (82,332)     (92,811)
Collections on investments                        47,940       24,681
Purchase of investment securities available
  for sale                                        (4,255)
Collections on investment securities
  available for sale                               1,560
Proceeds from sale of interest in
  securitizations                                 39,775
Proceeds from sale of subsidiary                                6,250
Cash used for purchase of subsidiary              (3,106)      (3,106)
Purchase of premises and equipment                (1,629)        (932)
                                                 --------     --------
 Net cash used in investing activities           (13,026)     (65,918)
                                                 --------     --------
FINANCING ACTIVITIES:
Proceeds from notes payable and other debt       325,491       98,831
Repayment of notes payable and other debt       (276,396)     (36,512)
Stock options exercised                              712          902
Tax benefit of employee stock compensation           202          678
Payment of dividends                                           (2,371)
Acquisition of treasury stock                                     (71)
Repayment of notes receivable for officers'
  shares                                                           89
                                                 -------     --------
 Net cash provided by financing activities        50,009       61,546
                                                 -------     --------
Net decrease in cash and cash equivalents         (1,489)      (1,763)
Cash and cash equivalents,beginning of period     16,139       20,446
                                                --------     --------
Cash and cash equivalents, end of period        $ 14,650     $ 18,683
                                                ========     ========
SUPPLEMENTAL DISCLOSURE:
   Interest paid                                 $14,260       $1,524
   Income taxes paid                               4,507        1,683
   Exchange of loans for interest in
     securitization                               47,578
   Common stock issued for earnout related to
     purchase of subsidiary                          777          777
   Common stock issued (canceled) for unearned
     stock compensation                              (79)         649
   Accounts payable recorded in connection with
     acquisition                                                1,295

See notes to consolidated condensed financial statements.

                            AMRESCO, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            June 30, 1996

1.  Basis of Presentation and Summary of Significant Accounting
Policies
      The accompanying unaudited consolidated condensed financial statements of AMRESCO, INC. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

      Securitization and Sale of Assets - Revenues from the Company's residential capital markets activities consist of interest earned on residential mortgage loans purchased, gains on the securitization and sale of such loans and other related securities, accrued earnings on certificates purchased or retained from securitization trusts and gains on sales, if any, of such retained certificates. The gains on the securitization and sale of mortgage loans and other related securities represent the amount by which the proceeds received (including the estimated value of any certificates retained) exceed the sum of the basis of the assets sold and the cost of securitization. When assets are securitized and sold, the certificates retained are valued at the discounted present value of the cash flow expected to be realized over the anticipated average life of the assets sold less future estimated credit losses and normal servicing and other fees relating to the assets sold. The discounted present value of such certificates is computed using management's assumptions of market discount rates (currently approximately 20%), prepayment rates, default rates and other costs.

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

2.  Banking Arrangements
      Effective June 13, 1996, the Company entered into a First Amendment of the First Amended and Restated Revolving Loan Agreement (the "Revolving Loan Agreement") with a syndicate of lenders, led by NationsBank of Texas, N.A. (the "Bank"), which matures on May 31, 1998 and replaced its September 29, 1995, revolving loan agreement. The syndicates' current commitment under the $200,000,000 revolving loan agreement was limited to a total of $185,000,000 at June 30, 1996. The additional $15,000,000 under the revolving loan agreement became available to the Company on August 12, 1996.

      Pursuant to a Commitment Letter dated May 29, 1996, CS First Boston Mortgage Capital Corp. agreed to provide AMRESCO Residential Mortgage Corporation, a subsidiary of the Company, with a repurchase facility in an amount not to exceed $500,000,000 (the "Repurchase Facility"), which supplements, forms a part of and is subject to a Global Master Repurchase Agreement dated May 28, 1996 to finance the acquisition and warehousing of residential mortgage loans. As of June 28, 1996, $133,500,000 was outstanding under the Repurchase Facility. Indebtedness under the Repurchase Facility bears interest at a rate of LIBOR (5.50% at June 28, 1996 for a term of 90 days) plus 0.85% to 2.1% based upon the purchase price, market value and unpaid principal amount of mortgage loans related to each repurchase transaction. Indebtedness under the Repurchase Facility is secured by a first priority security interest in the mortgage loans acquired with funds advanced under the Repurchase Facility.

3.  Senior Notes
      On July 16, 1996, the Company completed a sale of $57,500,000 principal amount of Senior Notes. The net proceeds (aggregating
approximately  $55,775,000)  from  such  sale  were  used  to   repay
borrowings under the Revolving Loan Agreement. The Senior Notes bear interest at a rate of 8.75% per annum and will mature on July 1, 1999. There is no sinking fund or amortization of principal prior to
maturity.   The capitalized debt offering costs will be  included  in
intangibles and amortized over three years. The Senior Notes will not be redeemable prior to July 1, 1999. The Senior Notes will be unsecured senior obligations of the Company and subordinated to the rights of holders of secured unsubordinated indebtedness of the Company to the extent of the value of the collateral securing such indebtedness. There are certain limited restrictions on the ability of the Company to, among other things, create or incur any additional senior debt, pay dividends or make certain other restricted payments.


Item 2.     Management's Discussion and Analysis of Financial
      Condition and Results of Operations

Overview

      The Company is engaged primarily in the business of asset acquisition and resolution, residential mortgage securitization, commercial mortgage banking and institutional real estate investment advisory services. The Company's business may be affected by many factors, including real estate and other asset values, the availability and price of assets and residential mortgages to be purchased, the level of and fluctuations in interest rates, changes in the securitization market and competition. In addition, the Company's operations require continued access to short and long term sources of financing.

      Since the second quarter of 1995, the Company has extended its business lines to offer a full range of mortgage banking services, including commercial loan origination and servicing, developed its capital markets activities, increased the amount it invests in asset portfolios and developed its institutional real estate investment advisory business. These significant changes in the composition of the Company's business are reflected in the Company's results of operations and may limit the comparability of the Company's results from period to period.

      The following discussion and analysis presents the significant changes in financial condition and results of continuing operations of the Company by primary business lines for the three and six months ended June 30, 1996 and 1995. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto.

      The following is a summary of the Company's results of operations for the three and six months ended June 30, 1996 and 1995.

                                     Three Months Ended      Six Months Ended
(dollars in thousands, except per         June 30,              June 30,
 share data)                          1996        1995       1996        1995
                                     -------    -------     -------    -------
Revenues:
 Asset acquisition and resolution    $23,811    $17,473     $44,762    $34,704
 Residential capital markets          11,089          -      16,866          -
 Commercial mortgage banking          11,018      5,837      20,394      8,767
 Institutional investment advisory     1,006          -       1,974          -
 Corporate, other and intercompany
   eliminations                         (111)       172        (287)       188
                                     -------    -------     -------    -------
     Total revenues                   46,813     23,482      83,709     43,659
                                     -------    -------     -------    -------
Operating expenses:
 Asset acquisition and resolution     12,294      8,670      23,447     16,770
 Residential capital markets           4,323          -       6,623          -
 Commercial mortgage banking           9,071      4,550      17,204      7,626
 Institutional investment advisory     1,003          -       1,820          -
 Corporate, other and intercompany
   eliminations                        8,271      4,057      14,669      7,722
                                     -------    -------     -------    -------
     Total operating expenses         34,962     17,277      63,763     32,118
                                     -------    -------     -------    -------
Operating profit:
 Asset acquisition and resolution     11,517      8,803      21,315     17,934
 Residential capital markets           6,766          -      10,243          -
 Commercial mortgage banking           1,947      1,287       3,190      1,141
 Institutional investment advisory         3          -         154          -
 Corporate, other and intercompany
   eliminations                       (8,382)    (3,885)    (14,956)    (7,534)
                                     -------    -------     -------    -------
     Total operating profit           11,851      6,205      19,946     11,541
Income tax expense                     4,503      2,126       7,803      4,307
                                     -------    -------     -------    -------
Income from continuing operations      7,348      4,079      12,143      7,234
Gain from sale of discontinued
 operations, net                           -      2,425           -      2,425
                                     -------    -------     -------    -------
Net income                           $ 7,348    $ 6,504     $12,143    $ 9,659
                                     =======    =======     =======    =======
Weighted average shares
 outstanding and equivalents      27,568,981 24,428,849  27,469,186 24,305,838
Earnings per share from continuing
 operations:
   Primary                             $0.27      $0.17       $0.44      $0.30
   Fully-diluted                        0.25       0.17        0.42       0.30
Earnings per share:
   Primary                              0.27       0.27        0.44       0.40
   Fully-diluted                        0.25       0.26        0.42       0.40

Results of Operations

      Revenues from the Company's asset management and resolution activities primarily consist of fees charged for the management of portfolios comprised of performing, non-performing or underperforming commercial, industrial, agricultural and real estate loans and for the successful resolution of the assets within such portfolios. The asset base of each portfolio declines over the life of the portfolio, thus reducing asset management fees as assets within the portfolio are resolved. These fees, therefore, are subject to fluctuation based on the consideration received, timing of the sale or collection of the managed assets, and the attainment of specified earnings levels on behalf of investors or investment partners. Certain direct costs incurred in 1995 in the management of assets for the Federal Deposit Insurance Corporation (the "FDIC") were paid by the Company and billed to the FDIC.

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

       Revenues from the Company's residential capital markets activities consist of interest earned on residential mortgage loans purchased, gains on the securitization and sale of such loans and other related securities, accrued earnings on certificates purchased or retained from securitization trusts and gains on sales, if any, of such retained certificates. The gains on the securitization and sale of mortgage loans and other related securities represent the amount by which the proceeds received (including the estimated value of any certificates retained) exceed the sum of the basis of the assets sold and the cost of securitization. When assets are securitized and sold, the certificates retained are valued at the discounted present value of the cash flow expected to be realized over the anticipated average life of the assets sold less future estimated credit losses and normal servicing and other fees relating to the assets sold. The discounted present value of such certificates is computed using management's assumptions of market discount rates (currently approximately 20%), prepayment rates, default rates and other costs.

      Revenues from the Company's institutional investment advisory business are earned from providing real estate investment advisory services, including acquisition, portfolio/asset management and disposition services, to institutional and corporate investors.

      Other revenues consist of consulting revenues earned on due diligence, gains on sales of other assets and other miscellaneous income.

      In December 1994, the Company elected to dispose of the operations of its data processing and home banking subsidiary. The net gain from the sale (effective June 1995) of such discontinued operations totaled approximately $2.4 million, or $0.10 per share.

Three Months Ended June 30, 1996 Compared to Three Months Ended  June
30, 1995

      The Company reported 1996 second quarter revenues of $46.8 million, a 99% increase from the same period in 1995. Operating profit increased 91% primarily due to the inclusion of residential capital markets operations initiated in September 1995. Commercial mortgage banking posted a 51% increase in operating profit, and asset acquisition and resolution operating profit rose 31%. Weighted average shares outstanding and equivalents at June 30, 1996 increased 13% over June 30, 1995, primarily due to the issuance of 2,300,000 shares common stock late in 1995. Fully-diluted earnings per share from continuing operations for the second quarter of 1996 were $0.25 compared to $0.17 for the second quarter of 1995, a 47% increase.

      Asset Acquisition and Resolution Revenues for the second quarter of 1996 were comprised of $7.9 million in asset management and resolution fees, $15.2 million in interest and other investment income, $0.5 million in other revenues and $0.2 million in gain from sale of investments. The $6.3 million, or 36%, increase in revenues from the same period of 1995 was primarily comprised of a $6.9 million increase in interest and other investment income due to an increase in aggregate investments of $102.2 million from June 30, 1995, $0.5 million in reversed reserves on accounts receivable related to the expired RTC asset management contract collections during the period and a $0.2 million gain from sale of investments, which increases were offset in part by a $0.9 million decrease in asset management and resolution fees due to a shift from primarily managing and investing in partnerships and joint ventures to investing in wholly-owned portfolios.

      Expenses for the quarter ended June 30, 1996 were comprised of $5.3 million in personnel costs, $3.0 million in other general and administrative expenses and $4.0 million in interest expense. The $3.6 million, or 42%, increase in expenses over the same period in 1995 was due to a $2.4 million increase in interest expense and a $1.2 million increase in other general and administrative expenses. The increase in interest expense was due to the financing incurred for a $102.2 million increase in aggregate investments.

       Residential Capital Markets The Company initiated the operation of the residential capital markets business in September 1995. Revenues for the three months ended June 30, 1996 consisted of $7.6 million in interest and other investment income and $3.5 million in gains on the securitization and sale of residential mortgage loans. Interest and other investment income primarily consists of interest earned on mortgage loans held for sale, which averaged $255.7 million during the three months ended June 30, 1996, compared to no such loans held during the same period of 1995. The $3.5 million in gains was realized on the three securitizations and sales of a total of $569.5 million in residential mortgage loans and related securities during the second quarter of 1996.

     Expenses for the three months ended June 30, 1996 were comprised of $3.7 million in interest expense, $0.4 million in personnel expense and $0.2 million in other general and administrative expense. The $3.7 million in interest expense relates to borrowing under warehouse loans payable which funded the acquisition of mortgage loans held for sale.

      Commercial  Mortgage Banking    Revenues for the  three  months
ended June 30, 1996 consisted of $8.3 million in origination, underwriting and servicing revenues and $2.7 million in interest and other investment income. Origination, underwriting and servicing revenues increased $2.8 million and interest and other investment income increased $2.4 million due to the inclusion of the operations of the commercial loan servicing business acquired in October 1995 and increases in the loan originations and servicing volumes of the Company's previously existing mortgage banking operations.

     Expenses for the three months ended June 30, 1996 were comprised of $6.8 million in personnel expense, $1.9 million in other general and administrative expense and $0.4 million in interest expense. The $4.5 million increase in expenses is primarily due to a $3.1 million increase in personnel expenses, a $1.0 million increase in other general and administrative expense and a $0.4 million increase in interest expense. Expenses increased primarily due to the inclusion of operations of the commercial loan servicing business acquired during October 1995 and the growth in commercial mortgage banking operations begun late in 1994.

       Institutional Investment Advisory The Company acquired substantially all of the assets of Acacia Realty Advisors, Inc. in November 1995. Second quarter 1996 revenues of $1.0 million were earned in conjunction with providing real estate investment advisory services to institutional and corporate investors, including acquisition, portfolio/asset management and disposition services. Expenses of $1.0 million were incurred, including $0.7 million in personnel expense and $0.3 million in other general and administrative expenses.

      Corporate and Other Net revenues in this category for the quarters ended June 30, 1996 and 1995 were nominal. Expenses for the quarter ended June 30, 1996 were $8.3 million, compared to $4.1 million during the same period in 1995, a 104% increase. The $4.2 million increase in expenses was primarily due to increases in personnel costs and other overhead related to expanded operations since the second quarter of 1995.

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

Six  Months Ended June 30, 1996 Compared to Six Months Ended June 30,
1995

      The Company reported revenues for the six months ended June 30, 1996 of $83.7 million, a 92% increase from the same period in 1995. Operating profit increased 73% over the same period in 1995 primarily due to the inclusion of residential capital markets operations which were initiated in September 1995. Commercial mortgage banking posted a significant increase in operating profit, and asset acquisition and resolution operating profit rose 19%. Fully-diluted earnings per share from continuing operations for the six months ended June 30, 1996 were $0.42, compared to $0.30 for the same period in 1995, a 40% increase.

      Asset Acquisition and Resolution Revenues for the first six months of 1996 were comprised of $16.1 million in asset management and resolution fees, $27.4 million in interest and other investment income, $1.1 million in other revenues and $0.2 million in gain from sale of investments. The $10.1 million, or 29%, increase in revenues from the same period of 1995 was primarily comprised of a $12.8 million increase in interest and other investment income due to an increase in aggregate investments of $102.2 million from June 30, 1995 and $0.5 million in reversed reserves on accounts receivable related to the expired RTC asset management contract collections during the period, which increases were offset in part by a $2.8 million decrease in asset management and resolution fees due to a shift from primarily managing and investing in partnerships and joint ventures to investing in wholly-owned portfolios.

      Expenses for the six months ended June 30, 1996 were comprised of $10.7 million in personnel costs, $7.8 million in interest expense and $4.9 million in other general and administrative expenses. The $6.7 million, or 40%, increase in expenses over the same period in 1995 was primarily due to a $5.0 million increase in interest expense and a $1.6 million increase in other general and administrative expenses. The increase in interest expense was due to the financing incurred for a $102.2 million increase in aggregate investments.

       Residential Capital Markets The Company initiated the operation of the residential capital markets business in September 1995. Revenues for the six months ended June 30, 1996 consisted of $11.3 million in interest and other investment income and $5.6 million in gains on the securitization and sale of residential mortgage loans. Interest and other investment income primarily consisted of interest earned on mortgage loans held for sale which averaged $171.2 million during the six months ended June 30, 1996, compared to no such loans held during the same period of 1995. The $5.6 million in gains was realized on the four securitizations and sales of a total of $844.4 million in residential mortgage loans and related securities during the first six months of 1996.

      Expenses for the six months ended June 30, 1996 were comprised of $5.3 million in interest expense, $0.7 million in personnel expense and $0.6 million in other general and administrative expense. The $5.3 million in interest expense relates to borrowing under warehouse loans payable which funded the acquisition of mortgage loans held for sale.

     Commercial Mortgage Banking Revenues for the six months ended June 30, 1996 consisted of $14.9 million in origination, underwriting and servicing revenues and $5.5 million in interest and other investment income. Origination, underwriting and servicing revenues increased $6.4 million and interest and other investment income increased $5.2 million due to the inclusion of the operations of the commercial loan servicing business acquired in October 1995, and increases in the loan originations and servicing volumes of the Company's previously existing mortgage banking operations.

      Expenses for the six months ended June 30, 1996 were comprised of $12.6 million in personnel expense, $3.8 million in other general and administrative expense and $0.8 million in interest expense. The $9.6 million increase in expenses was primarily due to a $6.6 million increase in personnel expenses, a $2.2 million increase in other general and administrative expense and a $0.8 million increase in interest expense. Expenses increased primarily due to the inclusion of operations of the commercial loan servicing business which was acquired during October 1995 and the growth in commercial mortgage banking operations which were initiated late in 1994.

       Institutional Investment Advisory The Company acquired substantially all of the assets of Acacia Realty Advisors, Inc. in November 1995. Revenues for the first six months of 1996 totaled $2.0 million and were earned in conjunction with providing real estate investment advisory services to institutional and corporate investors, including acquisition, portfolio/asset management and disposition services. Expenses of $1.8 million were incurred, including $1.3 million in personnel expense and $0.5 million in other general and administrative expenses.

      Corporate and Other Net revenues in this category for the six months ended June 30, 1996 and 1995 were nominal. Expenses for the six months ended June 30, 1996 were $14.7 million, compared to $7.7 million during the same period in 1995, a 90% increase. The
$6.9 million increase was primarily due to increases in personnel costs and other overhead related to expanded operations since the second quarter of 1995.

Liquidity and Capital Resources

      Cash and cash equivalents totaled $14.7 million at June 30, 1996. Cash flows from operating activities plus principal cash collections on investments totaled $50.8 million for the first six months of 1996, compared to $27.3 million for the same period in 1995. The increase in cash flows from these activities resulted primarily from increased investments. The following table is a summary of cash flow activity during the first six months of 1996 (dollars in millions):


                                                  For the Six
                                                  Months Ended
                                                    June 30,
                                                 --------------
                                                 1996      1995
                                                ------    ------
Cash provided by operations and
   collections on investments                    $50.8     $27.3
Cash provided by borrowings, net                  49.1      62.3
Cash used for purchase of investments            (86.6)    (92.8)
Cash used for purchase of mortgage loans, net    (68.8)     (3.0)
   net
Ratio of core debt (excluding warehouse
   debt and investment line) to capital          1.1:1     0.6:1
Ratio of total debt (excluding investment
   line) to capital                              2.1:1     0.6:1
Interest coverage ratio *                         2.8x     11.4x

*    Interest coverage ratio means the ratio of earnings before  gain
     from   sale   of   discontinued  operations,  interest,   taxes,
     depreciation and amortization to cash interest expense.

      The following table shows the components of the Company's capital structure at June 30, 1996 (dollars in millions):

                                            June 30,      % of
                                             1996        Total
                                            -------      -----
Shareholders' equity                         $174.2       32%
Warehouse loans payable                       181.0       33%
Notes payable (excluding investment line)      89.1       16%
Senior convertible debentures                  45.0        8%
Senior subordinated debentures                 57.5       11%

      Total assets decreased $40.2 million to $603.9 million at June 30, 1996 from $644.1 million at March 31, 1996 primarily due to the reduction in mortgage loans held for sale, primarily residential, of $45.3 million which is a result of the securitization and sale of such loans and related securities.

      On February 26, 1996, and as amended June 28, 1996, AMRESCO Residential Mortgage Corporation ("ARMC"), a wholly-owned subsidiary of the Company, entered into a $400.0 million line of credit under the Prudential Warehouse Facility to finance the acquisition and warehousing of residential mortgage loans. A total of $43.6 million was outstanding under the Prudential Warehouse Facility at June 30, 1996 bearing interest at 6.3%.

      On May 29, 1996, ARMC entered into a $500.0 million repurchase facility (the "Repurchase Facility"), with CS First Boston Mortgage Capital Corp. to finance the acquisition and warehousing of residential mortgage loans. As of June 28, 1996, $133,500,000 was outstanding under the Repurchase Facility bearing interest at 6.4%

      On August 12, 1996, the lenders commitment under the Revolving Loan Agreement was increased to $200.0 million, subject to borrowing base limitations. Effective April 25, 1996, the Company replaced its $150.0 million revolving loan agreement, under which the lenders had a $105.0 million commitment at March 31, 1996, with a $200.0 million revolving loan agreement.

      On June 28, 1996, the Company received approximately $39.8 million of proceeds from the sale of certain certificates retained by the Company in connection with the securitization and sale of residential mortgage loans. The proceeds from this sale were used to reduce outstanding borrowings under the Revolving Loan Agreement. Although the Company intends, from time to time, to continue to pursue opportunities to sell other such retained certificates to generate additional borrowing capacity under its Revolving Loan Agreement and reduce the Company's capital exposure with respect to such retained certificates, no assurance can be given that such opportunities will be available in the future.

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

      The Company believes its funds on hand of $14.7 million at June 30, 1996, its cash flow from operations, its unused borrowing capacity under its credit lines ($914.5 million at June 30, 1996, excluding availability under a mortgage warehouse line which has no stated limit) and its continuing ability to obtain financing should be sufficient to meet its anticipated operating needs and capital expenditures, as well as planned new acquisitions and investments, for at least the next twelve months. The magnitude of the Company's acquisition and investment program will be governed to some extent by the availability of capital.

Inflation

      The Company has generally been able to offset cost increases with increases in revenues. Accordingly, management does not believe that inflation has had a material effect on its results of operations to date. However, there can be no assurance that the Company's business will not be adversely affected by inflation in the future.


                     PART II.  OTHER INFORMATION

ITEM 4      Submission of Matters to a Vote of Security Holders.

     (a) On May 29, 1996, the Company held its 1996 Annual Meeting of Stockholders.

     (c) The only matter voted upon at this meeting was the election of three (3) persons as Class III directors to serve as members of the Company's Board of Directors for terms of three (3) years ending at the 1999 Annual Meeting of Stockholders, or until their successors are duly elected and qualified. The number of votes cast for each nominee and the number of votes are as follows:

                             VOTES
    NOMINEE                 CAST FOR   WITHHELD

Richard L. Cravey          24,102,832   317,506
Gerald E. Eickhoff         24,095,259   325,079
Robert H. Lutz, Jr.        24,102,987   317,351

ITEM 6.    Exhibits and Reports on Form 8-K.

     (a) Exhibits as required by Item 601 of Regulation S-K are set forth on the Exhibit Index on this page.

     (b) The Registrant filed a Current Report on Form 8-K, dated February 2, 1996, reporting pursuant to Items 5 and 7 of such Form the sale of its 10% Senior Subordinated Notes. The Registrant filed a Current Report on Form 8-K dated July 19, 1996, reporting pursuant to Items 5 and 7 of such Form the offering of Senior Notes.



                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMRESCO, INC.
                                   Registrant


Date:  August 14, 1996         By: /s/Barry L. Edwards
                                   Barry L. Edwards
                                   Executive Vice President
                                   and Chief Financial Officer




                            EXHIBIT INDEX


10.(a) First Amendment to First Amended and Restated
       Revolving Loan Agreement, dated as of June 13,
       1996, among AMRESCO, INC. and Other Entities
       Designated Within as Borrowers and NationsBank of
       Texas, N.A. as Agent and NationsBank of Texas,
       N.A. and Other Entities Designated Within as
       Lenders.

10.(b) Stock Appreciation Rights Agreement

10.(c) Severance Compensation Agreement

11.    Computation of Per Share Earnings

27.    Financial Data Schedule