Form 10-Q
period 1996-09-30
AMRESCO INC
filed 1996-11-14
CIK 225569

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

           (Mark One)
           [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1996

                                       OR

           [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-8630
                       ------


                                  AMRESCO, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


Delaware                                                              59-1781257
----------------------------------------------------         -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


700 N. Pearl Street, Suite 2400 LB 342 Dallas, Texas                  75201-7424
----------------------------------------------------         -------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:  (214) 953-7700
                                                   ----------------

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

           27,203,997 shares of common stock, $.05 par value per share, as of November 11, 1996.

                                 AMRESCO, INC.
                                    INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 1996 and
           December 31, 1995                                               3

         Consolidated Statements of Income - Three and Nine Months
           Ended September 30, 1996 and 1995                               4

         Consolidated Statement of Stockholders' Equity - Nine
           Months Ended September 30, 1996                                 5

         Consolidated Statements of Cash Flows - Nine Months
           Ended September 30, 1996 and 1995                               6

         Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 14

SIGNATURE                                                                 15

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 AMRESCO, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                    September 30,   December 31,
                                                        1996           1995
                                                    ------------    ------------
                                                     (Unaudited)
                                   ASSETS
Cash and cash equivalents                             $ 14,157       $ 16,139
Temporary investments                                   36,392         21,942
Accounts receivable, net of reserves of
  $2,091 and $1,737, respectively                       16,445         20,158
Mortgage loans held for sale                           402,738        160,843
Investments:
  Loans                                                175,784        138,180
  Asset-backed and other securities                     89,891         46,187
  Partnerships and joint ventures                       31,102         34,694
  Real estate                                           16,961          5,686
Deferred income taxes                                   12,529         12,184
Premises and equipment, net of accumulated
  depreciation of $4,229 and $2,335,
  respectively                                           6,233          5,904
Intangible assets, net of accumulated
  amortization of $7,888 and $4,136,
  respectively                                          46,417         49,863
Other assets                                            19,049          9,933
                                                      --------       --------
TOTAL ASSETS                                          $867,698       $521,713
                                                      --------       --------
                                                      --------       --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Accounts payable                                    $  6,805       $ 14,124
  Accrued employee compensation and benefits             9,978         10,487
  Notes payable                                        116,921        127,796
  Warehouse loans payable                              381,560        153,158
  Senior mid-term notes                                 57,500
  Senior subordinated notes                             57,500
  Convertible debt                                      45,000         45,000
  Income taxes payable                                   2,744          2,897
  Other liabilities                                      4,597          7,457
                                                      --------       --------
    Total liabilities                                  682,605        360,919
                                                      --------       --------

STOCKHOLDERS' EQUITY:
  Common stock, $0.05 par value, authorized
    50,000,000 shares; 27,189,497 and 26,689,331
    shares issued in 1996 and 1995, respectively         1,359          1,334
  Capital in excess of par                             110,121        106,054
  Reductions for employee stock                         (1,409)        (2,238)
  Treasury stock, $0.05 par value, 24,339 shares          (160)          (160)
  Net unrealized gains (losses)                         (1,207)           114
  Retained earnings                                     76,389         55,690
                                                      --------       --------
    Total stockholders' equity                         185,093        160,794
                                                      --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $867,698       $521,713
                                                      --------       --------
                                                      --------       --------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  AMRESCO, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                September 30,
                                                             ----------------------       -----------------------
                                                               1996          1995           1996            1995
                                                             -------        -------       --------        -------
REVENUES:
  Asset management and resolution fees                       $ 9,177        $ 8,311       $ 27,214        $27,279
  Interest and other investment income                        22,481          9,877         65,728         24,446
  Mortgage banking fees                                       10,095          5,753         25,032         14,077
  Gain on sale of loans and investments, net                   3,177            928          8,966            973
  Other revenues                                                 556            427          2,255          5,302
                                                             -------        -------       --------        -------
    Total revenues                                            45,486         25,296        129,195         72,077
                                                             -------        -------       --------        -------

EXPENSES:
  Personnel                                                   17,031         12,744         52,662         38,151
  Other general and administrative                             4,832          1,696         15,489          8,489
  Interest                                                     7,983          1,495         21,478          2,771
  Depreciation and amortization                                1,919            931          5,899          2,694
                                                             -------        -------       --------        -------
    Total expenses                                            31,765         16,866         95,528         52,105
                                                             -------        -------       --------        -------

Income from continuing operations before income taxes         13,721          8,430         33,667         19,972
Income tax expense                                             5,165          3,234         12,968          7,542
                                                             -------        -------       --------        -------
INCOME FROM CONTINUING OPERATIONS                              8,556          5,196         20,699         12,430
Gain from discontinued operation, net of income taxes                                                       2,425
                                                             -------        -------       --------        -------
NET INCOME                                                   $ 8,556        $ 5,196       $ 20,699        $14,855
                                                             -------        -------       --------        -------
                                                             -------        -------       --------        -------

Earnings per share from continuing operations:
  Primary                                                    $  0.31          $0.21       $   0.75        $  0.51
  Fully-diluted                                                 0.29           0.21           0.71           0.51
Earnings per share:
  Primary                                                       0.31           0.21           0.75           0.61
  Fully-diluted                                                 0.29           0.21           0.71           0.61

Weighted average number of common shares outstanding
  and common share equivalents                            28,004,515     24,677,789     27,647,629     24,429,822


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 AMRESCO, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)


                                 Common Stock
                                $0.05 Par Value                   Reduction                 Net
                               -------------------  Capital in       for                Unrealized                Total
                                Number of            Excess of    Employee   Treasury      Gains    Retained   Stockholders'
                                 Shares     Amount      Par         Stock     Stock      (Losses)   Earnings      Equity
                               ----------   ------   ---------    --------   --------   ---------   --------   ------------
JANUARY 1, 1996                26,689,331   $1,334   $106,054     $(2,238)    $(160)       $ 114     $55,690     $160,794
Exercise of stock options         452,260       22      1,924                                                       1,946

Issuance of common stock for
 earnout                           57,186        3        774                                                         777

Cancellation of restricted
 common stock for unearned
 stock compensation                (9,280)                (79)         79

Amortization of unearned stock
 compensation                                                         750                                             750

Tax benefits from employee
 stock compensation                                     1,448                                                       1,448

Foreign currency translation
 adjustments                                                                                (862)                    (862)

Unrealized loss on securities
 available for sale, net                                                                    (459)                    (459)

Net income                                                                                            20,699       20,699
                               ----------   ------   --------     -------     -----      -------     -------     --------

SEPTEMBER 30, 1996             27,189,497   $1,359   $110,121     $(1,409)    $(160)     $(1,207)    $76,389     $185,093
                               ----------   ------   --------     -------     -----      -------     -------     --------
                               ----------   ------   --------     -------     -----      -------     -------     --------

SEE NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS.

                                   AMRESCO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                                  1996           1995
                                                                         -----------------   -----------
OPERATING ACTIVITIES:
Net income                                                                    $   20,699     $   14,855
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
  Gain from discontinued operation, net                                                          (2,425)
  Gain on sale of mortgage loans and related securities                           (8,227)
  Depreciation and amortization                                                    5,899          2,694
  Deferred tax provision                                                             (68)         4,397
  Other                                                                              750            227
  Increase (decrease) in cash for changes in:
   Accounts receivable                                                             3,713         13,025
   Mortgage loans held for sale and related securities, net                     (310,513)        (7,767)
   Warehouse loans payable, net                                                  228,402
   Other assets                                                                   (9,684)          (788)
   Accounts payable                                                               (3,436)          (630)
   Income taxes payable                                                             (153)        (1,507)
   Other liabilities                                                                  68        (21,588)
                                                                              ----------     ----------
      Net cash provided by (used in) operating activities                        (72,550)           493
                                                                              ----------     ----------
INVESTING ACTIVITIES:
 Purchase of temporary investments, net                                          (14,450)       (27,222)
 Purchase of investments                                                        (113,508)      (139,123)
 Collections on investments                                                       68,221         34,569
 Purchase of investment securities available for sale                             (8,717)
 Collections on investment securities available for sale                           1,347
 Proceeds from sale of subordinated interest in securitizations                   39,775
 Proceeds from sale of subsidiary                                                                 6,250
 Cash used for purchase of subsidiary                                             (3,106)        (4,401)
 Purchase of premises and equipment                                               (2,214)        (1,627)
                                                                              ----------     ----------
      Net cash used in investing activities                                      (32,652)      (131,554)
                                                                              ----------     ----------
FINANCING ACTIVITIES:
 Proceeds from notes payable and other debt                                      501,669        238,048
 Repayment of notes payable and other debt                                      (401,843)      (113,987)
 Stock options exercised                                                           1,946          1,166
 Tax benefit of employee stock compensation                                        1,448          1,537
 Payment of dividends                                                                            (3,578)
 Acquisition of treasury stock                                                                      (71)
 Repayment of notes receivable for officers' shares                                                 220
                                                                              ----------     ----------
      Net cash provided by financing activities                                  103,220        123,335
                                                                              ----------     ----------
Net decrease in cash and cash equivalents                                         (1,982)        (7,726)
Cash and cash equivalents, beginning of period                                    16,139         20,446
                                                                              ----------     ----------
Cash and cash equivalents, end of period                                      $   14,157     $   12,720
                                                                              ----------     ----------
                                                                              ----------     ----------
SUPPLEMENTAL DISCLOSURE:
 Interest paid                                                                $   21,227     $    2,912
 Income taxes paid                                                                13,121          2,990
 Exchange of loans for interest in securitization                                 73,843
 Common stock issued for earnout related to purchase of subsidiary                   777            777
 Common stock issued (canceled) for unearned stock compensation                      (79)           649
 Settlement of notes receivable for officers' shares with common stock                               89

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  AMRESCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements of AMRESCO, INC. and subsidiaries (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

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

2.  NOTES PAYABLE AND OTHER DEBT

     REVOLVER - Effective June 13, 1996, the Company entered into a First Amendment of the First Amended and Restated Revolving Loan Agreement (the "Revolving Loan Agreement") with a syndicate of lenders, led by NationsBank of Texas, N.A. The $200.0 million Revolving Loan Agreement matures May 31, 1998 and replaces the Company's September 29, 1995, revolving loan agreement. As of September 30, 1996, $61.4 million was outstanding under this facility.

     SENIOR NOTES - On July 16, 1996, the Company completed a sale of $57.5 million principal amount of Senior Notes, Series 1996-A (the "Senior Notes"). The net proceeds (aggregating approximately $55.8 million) from such sale were used to repay borrowings under the Revolving Loan Agreement. The Senior Notes bear interest at a rate of 8.75% per annum and will mature on July 1, 1999. There is no sinking fund or amortization of principal prior to maturity. The capitalized debt offering costs are included in other assets and are amortized over three years. The Senior Notes are not redeemable prior to July 1, 1999. The Senior Notes are unsecured senior obligations of the Company and subordinated to the rights of holders of secured unsubordinated indebtedness of the Company to the extent of the value of the collateral securing such indebtedness. There are certain limited restrictions on the ability of the Company to, among other things, create or incur any additional senior debt, pay dividends or make certain other restricted payments.

     WAREHOUSE DEBT - A subsidiary of the Company entered into a Global Master Repurchase Agreement with CS First Boston Mortgage Capital Corp. for an amount not to exceed $500.0 million (the "Repurchase Facility") to finance the acquisition and warehousing of residential mortgage loans. As of September 30, 1996, no amount was outstanding under the Repurchase Facility.

     Effective September 19, 1996, a subsidiary of the Company entered into a $200.0 million mortgage warehouse line with Morgan Stanley Mortgage Capital, Inc. to finance the purchase of certain mortgage loans. No amount was outstanding under this facility at September 30, 1996.

     On February 26, 1996, and as amended June 28, 1996 and October 25, 1996, a subsidiary of the Company entered into a $500.0 million line of credit under the Prudential Warehouse Facility to finance the acquisition and warehousing of residential mortgage loans. A total of $316.5 million was outstanding under the Prudential Warehouse Facility at September 30, 1996 bearing interest at 6.13%. Indebtedness under this line of credit is secured by the mortgage loans acquired with funds advanced under this line of credit.

     3.  SUBSEQUENT EVENTS

     On October 25, 1996, the Company acquired substantially all of the operating assets of Quality Mortgage USA, Inc., ("Quality") for $65.0 million. Quality is an originator of non-conforming (B & C) mortgages with a network of approximately 50 branches located in 31 states, and is headquartered in Irvine, California.

     On October 23, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission with respect to the offering and sale of 7,760,000 shares of common stock. The Company will offer 1,828,148 shares and 5,931,852 will be offered by certain selling shareholders of the Company. Up to an additional 1,164,000 shares will be available from the Company to cover underwriters' overallotments, if any. Proceeds from the sale of common stock offered by the Company will be used to reduce the Company's outstanding borrowings under the Revolving Loan Agreement (including $65.0 million of borrowings utilized to fund the purchase of Quality). The Company anticipates closing this offering in mid-November 1996.

     On October 31, 1996, the Company called for redemption, on December 27, 1996, all of its outstanding 8% Convertible Subordinated Debentures due 2005 ("Convertible Debentures"). The Convertible Debentures can be converted at a conversion rate of 80 shares of common stock of the Company for each $1,000 principal amount of Convertible Debentures or may be redeemed at a redemption price of $1,080, plus accrued interest, per $1,000 principal amount. As of September 30, 1996, $45.0 million aggregate principal amount of Convertible Debentures were outstanding.

     On November 14, 1996, the Company entered into a joint venture agreement with a Wall Street firm to fund and securitize commercial mortgage loans.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     AMRESCO, INC. (the "Company") is a leading specialty financial services company engaged in asset acquisition and resolution, non-conforming residential mortgage acquisition and securitization, commercial mortgage banking and institutional real estate investment advisory services. On October 25, 1996 the Company acquired substantially all of the operating assets of Quality Mortgage USA, Inc. ("Quality"). Quality originates non-conforming residential mortgage loans. The Company's business may be affected by many factors, including real estate and other asset values, the availability and price of assets and residential mortgages to be purchased, the level of and fluctuations in interest rates, changes in the securitization market and competition. In addition, the Company's operations require continued access to short and long term sources of financing.

     Since the second quarter of 1995, the Company has extended its business lines to offer a full range of mortgage banking services, including commercial loan origination and servicing, developed its residential capital markets activities, increased the amount it invests in asset portfolios and developed its institutional real estate investment advisory business. These significant changes in the composition of the Company's business are reflected in the Company's results of operations and may limit the comparability of the Company's results from period to period.

RESULTS OF OPERATIONS

     The following discussion and analysis presents the significant changes in results of continuing operations of the Company for the three and nine months ended September 30, 1996 and 1995 by primary business lines. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

     The following is a summary of the Company's results of operations for the three and nine months ended September 30, 1996 and 1995.

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                        -------------------------     -------------------------
                                                           1996           1995           1996           1995
                                                        ----------     ----------     ----------     ----------
Revenues:
  Asset acquisition and resolution                         $20,803        $19,025      $  65,569      $  53,727
  Residential capital markets                               11,475             88         28,339             88
  Commercial mortgage banking                               13,579          5,952         33,974         14,720
  Institutional real estate investment advisory              1,244                         3,217
  Corporate, other and intercompany eliminations            (1,615)           231         (1,904)         3,542
                                                        ----------     ----------     ----------     ----------
     Total revenues                                         45,486         25,296        129,195         72,077
                                                        ----------     ----------     ----------     ----------
Operating expenses:
  Asset acquisition and resolution                          10,033          8,136         33,489         24,906
  Residential capital markets                                4,866            209         11,488            209
  Commercial mortgage banking                                9,364          4,804         26,566         12,426
  Institutional real estate investment advisory              1,088                         2,906
  Corporate, other and intercompany eliminations             6,414          3,717         21,079         14,564
                                                        ----------     ----------     ----------     ----------
     Total operating expenses                               31,765         16,866         95,528         52,105
                                                        ----------     ----------     ----------     ----------
Operating profit:
  Asset acquisition and resolution                          10,770         10,889         32,080         28,821
  Residential capital markets                                6,609           (121)        16,851           (121)
  Commercial mortgage banking                                4,215          1,148          7,408          2,294
  Institutional real estate investment advisory                156                           311
  Corporate, other and intercompany eliminations            (8,029)        (3,486)       (22,983)       (11,022)
                                                        ----------     ----------     ----------     ----------
     Total operating profit                                 13,721          8,430         33,667         19,972
Income tax expense                                           5,165          3,234         12,968          7,542
                                                        ----------     ----------     ----------     ----------
Income from continuing operations                            8,556          5,196         20,699         12,430
Gain from discontinued operation, net of income taxes                                                     2,425
                                                        ----------     ----------     ----------     ----------
Net income                                                $  8,556       $  5,196      $  20,699      $  14,855
                                                        ----------     ----------     ----------     ----------
                                                        ----------     ----------     ----------     ----------

Earnings per share from continuing operations:
  Primary                                                    $0.31          $0.21          $0.75          $0.51
  Fully-diluted                                               0.29           0.21           0.71           0.51
Earnings per share:
  Primary                                                     0.31           0.21           0.75           0.61
  Fully-diluted                                               0.29           0.21           0.71           0.61

Weighted average shares outstanding and equivalents     28,004,515     24,677,789     27,647,629     24,429,822

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED
 SEPTEMBER 30, 1995

     The Company reported an 80% increase in revenues and a 63% increase in operating profit for the third quarter of 1996 compared to the comparable 1995 period. The increases in both revenues and operating profit were due primarily to the inclusion of residential capital markets operations initiated in September 1995 and an increase in commercial mortgage banking activities. Weighted average shares outstanding and equivalents for the three months ended September 30, 1996 increased 13% over the same period of 1995, primarily due to the issuance of 2.3 million shares of common stock in December 1995. Fully-diluted earnings per share increased 38% from $0.21 per share for the third quarter of 1995 to $0.29 per share for the third quarter of 1996.

     ASSET ACQUISITION AND RESOLUTION. Revenues for the third quarter of 1996 were comprised of $11.7 million in interest and other investment income, $8.0 million in asset management and resolution fees and $1.1 million in other revenues. The $1.8 million, or 9%, increase in revenues from the same period of 1995 was primarily comprised of a

$1.7 million increase in interest and other investment income and a $0.4 million increase in management and resolution fees, offset by a $0.3 million decrease in other revenues. Interest and investment income increased due to an increase in aggregate investments of $78.8 million from September 30, 1995 related to a shift from primarily managing and investing in partnerships and joint ventures to investing in wholly-owned portfolios.

     Expenses for the quarter ended September 30, 1996 were primarily comprised of $4.1 million in personnel costs, $1.8 million in other general and administrative expenses and $4.0 million in interest expense. The $1.9 million, or 23%, increase in expenses over the same period in 1995 was primarily due to a $1.0 million increase in interest expense due to the financing incurred for a $78.8 million increase in aggregate investments from September 30, 1995.

     RESIDENTIAL CAPITAL MARKETS.    The Company initiated the operation of the
residential capital markets business in September 1995. Revenues for the three months ended September 30, 1996 primarily consisted of $9.0 million in interest and other investment income and a $2.6 million gain on the securitization and sale of $311.0 million of residential mortgage loans. Interest and other investment income primarily consists of interest earned on mortgage loans held for sale, which averaged approximately $215.4 million during the three months ended September 30, 1996, compared to no such loans held during the same period of 1995. Gains on the securitization and sale of mortgage loans represent the amount by which the proceeds received (including the estimated value of any certificates retained) exceed the sum of the basis of the assets sold and the cost of securitization. When assets are securitized and sold, the certificates retained are valued at the discounted present value of the cash flow expected to be realized over the anticipated average life of the assets sold less future estimated credit losses and normal servicing and other fees relating to the assets sold. The discounted present value of such certificates is computed using management's assumptions of market discount rates (currently approximately 20%), prepayment rates, default rates and other costs.

     Expenses for the three months ended September 30, 1996 were comprised of $4.0 million in interest expense, $0.5 million in personnel expense and $0.4 million in other general and administrative expense. The $4.0 million in interest expense primarily relates to borrowing under warehouse loans payable which funded the acquisition of mortgage loans held for sale.

     COMMERCIAL MORTGAGE BANKING.   Revenues for the three months ended
September 30, 1996 consisted of $10.1 million in origination, underwriting and servicing revenues and $3.5 million in interest and other investment income. Origination, underwriting and servicing revenues increased $4.3 million and interest and other investment income increased $3.1 million due to the inclusion of the operations of the commercial loan servicing business acquired in October 1995 and increases in the loan originations and servicing volumes of the Company's previously existing mortgage banking operations.

     Expenses for the three months ended September 30, 1996 were primarily comprised of $6.9 million in personnel expense, $2.0 million in other general and administrative expense and $0.4 million in interest expense. The
$4.6 million increase in expenses is primarily due to a $3.2 million increase in personnel expenses and a $1.0 million increase in other general and administrative expense. Expenses increased primarily due to the inclusion of operations of the commercial loan servicing business acquired during October 1995 and the growth in commercial mortgage banking operations which began late in 1994.

     INSTITUTIONAL REAL ESTATE INVESTMENT ADVISORY.   The Company acquired
substantially all of the assets of Acacia Realty Advisors, Inc. in November 1995. Third quarter 1996 revenues of $1.2 million were earned in conjunction with providing real estate investment advisory services to institutional and corporate investors, including acquisition, portfolio/asset management and disposition services. Expenses of $1.1 million were incurred, including $0.7 million in personnel expense and $0.4 million in other general and administrative expenses.

     CORPORATE, OTHER AND INTERCOMPANY ELIMINATIONS. Operating losses for the three months ended September 30, 1996 increased $4.5 million, or 130%, over the comparable 1995 quarter. The increase is primarily due to increases in personnel costs and other overhead related to expanded operations since the third quarter of 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED
 SEPTEMBER 30,1995

     The Company reported a 79% increase in revenues and a 69% increase in operating profit for the nine months ended September 30, 1996 compared to the comparable 1995 period. The operating profit increase over the same period in 1995 was primarily due to the inclusion of residential capital markets operations which were initiated in September

1995. Additionally, commercial mortgage banking posted a 223% increase in operating profit and asset acquisition and resolution operating profit rose 11%. Weighted average shares outstanding and equivalents for the nine months ended September 30, 1996 increased 13% over the first nine months of 1995 primarily due to the issuance of 2.3 million shares of common stock in December 1995. Fully-diluted earnings per share from continuing operations for the nine months ended September 30, 1996 were $0.71 compared to $0.51 for the same period in 1995, a 39% increase.

     ASSET ACQUISITION AND RESOLUTION. Revenues for the first nine months of 1996 were comprised of $39.1 million in interest and other investment income, $24.1 million in asset management and resolution fees and $2.4 million in other revenues. The $11.8 million, or 22%, increase in revenues from the same period of 1995 was primarily comprised of a $14.5 million increase in interest and other investment income due to an increase in aggregate investments of $78.8 million from September 30, 1995. This increase was offset in part by a $1.9 million decrease in asset management and resolution fees due to a shift from primarily managing and investing in partnerships and joint ventures to investing in wholly-owned portfolios.

     Expenses for the nine months ended September 30, 1996 were primarily comprised of $14.7 million in personnel costs, $11.8 million in interest expense and $6.4 million in other general and administrative expenses. The $8.6 million, or 34%, increase in expenses over the same period in 1995 was primarily due to a $5.9 million increase in interest expense and a $3.5 million increase in other general and administrative expenses. The increase in interest expense was due to the financing incurred for a $78.8 million increase in aggregate investments from September 30, 1995.

     RESIDENTIAL CAPITAL MARKETS.    The Company initiated the operation of the
residential capital markets business in September 1995. Revenues for the nine months ended September 30, 1996 consisted of $20.2 million in interest and other investment income and $8.2 million in gains on the securitization and sale of $1.1 billion of residential mortgage loans in four separate transactions. Interest and other investment income primarily consisted of interest earned on mortgage loans held for sale which averaged approximately $186.7 million during the nine months ended September 30, 1996, compared to no such loans held during the same period of 1995.

     Expenses for the nine months ended September 30, 1996 were comprised of $9.3 million in interest expense, $1.2 million in personnel expense and $1.0 million in other general and administrative expense. The $9.3 million in interest expense relates primarily to borrowing under warehouse loans payable which funded the acquisition of mortgage loans held for sale.

     COMMERCIAL MORTGAGE BANKING.    Revenues for the nine months ended
September 30, 1996 consisted primarily of $24.9 million in origination, underwriting and servicing revenues and $9.0 million in interest and other investment income. Origination, underwriting and servicing revenues increased $10.9 million and interest and other investment income increased $8.4 million due to the inclusion of the operations of the commercial loan servicing business acquired in October 1995 and increases in the loan originations and servicing volumes of the Company's previously existing mortgage banking operations.

     Expenses for the nine months ended September 30, 1996 were primarily comprised of $19.4 million in personnel expense, $5.4 million in other general and administrative expense and $1.2 million in interest expense. The
$14.1 million increase in expenses was primarily due to a $9.7 million increase in personnel expenses, a $3.0 million increase in other general and administrative expense and a $1.1 million increase in interest expense. Expenses increased primarily due to the inclusion of operations of the commercial loan servicing business which was acquired during October 1995 and the growth in commercial mortgage banking operations which were initiated late in 1994.

     INSTITUTIONAL REAL ESTATE INVESTMENT ADVISORY.   The Company acquired
substantially all of the assets of Acacia Realty Advisors, Inc. in November 1995. Revenues for the first nine months of 1996 totaled $3.2 million and were earned in conjunction with providing real estate investment advisory services to institutional and corporate investors, including acquisition, portfolio/asset management and disposition services. Expenses of $2.9 million were incurred, including $2.0 million in personnel expense and $0.8 million in other general and administrative expenses.

     CORPORATE, OTHER AND INTERCOMPANY ELIMINATIONS. Operating losses for the nine months ended September 30, 1996 increased $12.0 million, or 109%, over the comparable 1995 period. The increase is primarily due to increases in personnel costs and other overhead related to expanded operations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $14.2 million at September 30, 1996. Cash flows from operating activities plus principal cash collections on investments and proceeds from sale of subordinated interest in securitizations totaled $36.8 million for the first nine months of 1996 compared to $35.1 million for the same period in 1995. The following table is a summary of cash flow activity during the first nine months of 1996 and 1995 (dollars in millions):

                                                        FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                        --------------------
                                                           1996      1995
                                                          -------   -------
     Cash provided by operations, collections on
      investments and sale of subordinated interest
      in securitizations, net                             $  36.8   $  35.1
     Cash provided by borrowings, net                        99.8     124.1
     Cash used for purchase of investments                 (122.2)   (139.1)
     Ratio of core debt (excluding warehouse debt
      and investment line) to capital                       1.3:1     0.8:1
     Ratio of total debt (excluding investment line)
      to capital                                            3.4:1     0.9:1
     Interest coverage ratio *                               2.8x      9.2x

* Interest coverage ratio is defined as the ratio of earnings before gain from discontinued operation, interest, taxes, depreciation and amortization to interest expense.

     The following table shows the components of the Company's capital structure at September 30, 1996 (dollars in millions):

                                                       SEPTEMBER 30,  % OF
                                                            1996      TOTAL
                                                       -------------  -----
     Stockholders' equity                                  $185.1       23%
     Warehouse loans payable                                381.6       47%
     Notes payable (excluding investment line)               80.5       10%
     Senior subordinated notes                               57.5        7%
     Senior mid-term notes                                   57.5        7%
     Convertible debentures                                  45.0        6%

     Total assets increased $263.8 million to $867.7 million at September 30, 1996 from $603.9 million at June 30, 1996 primarily due to the increase in mortgage loans held for sale of $212.5 million which is primarily a result of the acquisition of residential loans for securitization and sale.

     On August 12, 1996, the lenders commitment under the Revolving Loan Agreement was increased to $200.0 million, subject to borrowing base limitations. Effective April 25, 1996, the Company replaced its $150.0 million revolving loan agreement, under which the lenders had a $105.0 million commitment at March 31, 1996 and $185.0 million at June 30, 1996, with a $200.0 million revolving loan agreement. As of September 30, 1996, $61.4 million was outstanding under this facility.

     On July 16, 1996, the Company completed a sale of $57.5 million principal amount of Senior Notes, Series 1996-A (the "Senior Notes"). The net proceeds (aggregating approximately $55.8 million) from such sale were used to repay borrowings under the Revolving Loan Agreement. The Senior Notes bear interest at a rate of 8.75% per annum and will mature on July 1, 1999. There is no sinking fund or amortization of principal prior to maturity. The Senior Notes are not redeemable prior to July 1, 1999. The Senior Notes are unsecured senior obligations of the Company and subordinated to the rights of holders of secured unsubordinated indebtedness of the Company to the extent of the value of the collateral securing such indebtedness. There are certain limited restrictions on the ability of the Company to, among other things, create or incur any additional senior debt, pay dividends or make certain other restricted payments.

     On February 26, 1996, and as amended June 28, 1996 and October 25, 1996, a subsidiary of the Company entered into a $500.0 million line of credit under the Prudential Warehouse Facility to finance the acquisition and warehousing of residential mortgage loans. A total of $316.5 million was outstanding under the Prudential Warehouse Facility at September 30, 1996 bearing interest at 6.13%.

     Effective September 19, 1996, a subsidiary of the Company entered into a $200.0 million mortgage warehouse line with Morgan Stanley Mortgage Capital, Inc. to finance the purchase of certain mortgage loans. No amount was outstanding under this facility at September 30, 1996.

     During the next twelve months, the Company intends to pursue (i) additional investment opportunities by acquiring assets both for its own account and as an investor with various capital partners who acquire such investments, (ii) acquisitions of new businesses and (iii) expansion of current businesses. The funds for such acquisitions and investments are anticipated to be provided by cash flows and borrowings under the Company's Revolving Loan Agreement. As a result, interest expense for the remainder of 1996 is expected to be higher than interest expense for the corresponding period in 1995 and 1997 interest expense is expected to be higher than 1996.

     The Company believes its funds on hand of $14.2 million at September 30, 1996, its cash flow from operations, its unused borrowing capacity under its credit lines ($136.8 under the Revolving Loan Agreement and $849.5 million under warehouse lines at September 30, 1996, excluding availability under a mortgage warehouse line which has no stated limit) and its continuing ability to obtain financing should be sufficient to meet its anticipated operating needs and capital expenditures, as well as planned new acquisitions and investments, for at least the next twelve months. The magnitude of the Company's acquisition and investment program will be governed to some extent by the availability of capital.

                            PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits and Exhibit Index

          Exhibit No.
          -----------
          2 Asset PurchaseAgreement dated October 9, 1996 by and among AMRESCO Residential Mortgage Corporation, on the one hand, and Quality Mortgage USA, Inc., Calmac Funding, Inc., DLJ Mortgage Capital, Inc., DLJ Quality Partners, L.P., Russell Jedinak and Rebecca Jedinak, on the other hand (incorporated by reference to Exhibit No. 2.1 to the Company's Registration Statement on Form S-3, as amended, filed with the Securities and Exchange Commission on October 23, 1996 (File No. 0-8630)).

          4 Indenture, dated as of July 1, 1996, between the Company and Comerica Bank, as trustee, (incorporated by reference to Exhibit No. 4.1 to the Company's Current Report on Form 8-K, dated July 19, 1996).

          10.(a) Amended and Restated Master Loan and Security Agreement among AMRESCO Residential Capital Markets, Inc., AMRESCO Residential Mortgage Corporation and Morgan Stanley Mortgage Capital, Inc.

          10.(b) Amended and Restated Interim Warehouse and Security Agreement among AMRESCO Residential Capital Markets, Inc., and Prudential Securities Credit Corporation.

          10.(c) Third Amendment To First Amended And Restated Revolving Loan Agreement among AMRESCO, INC. and other entities designated as Borrowers, and NationsBank of Texas, N.A., as agent for the Lenders.

          11        Computation of Per Share Earnings.

          27        Financial Data Schedule.

     (b)  Reports on Form 8-K

          The Registrant filed a Current Report on Form 8-K, dated July 19, 1996, reporting pursuant to Items 5 and 7 of such Form the offering of Senior Notes. The Registrant filed a Current Report on Form 8-K, dated November 6, 1996, reporting pursuant to Items 2 and 7 of such Form the acquisition of Quality Mortgage USA, Inc. The Registrant filed an amendment to the 8-K dated November 6, 1996 on Form 8K/A, dated October 25, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMRESCO, INC.
                                   Registrant


Date:  November 14, 1996           By: /s/ Barry L. Edwards
                                       --------------------------------
                                   Barry L. Edwards
                                   Executive Vice President
                                   and Chief Financial Officer