Form 10-K
period 1996-12-31
AMRESCO INC
filed 1997-03-31
CIK 225569

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-8630


                                 AMRESCO, INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                                      59-1781257
              (State or other jurisdiction of                              (I.R.S. Employer Identification No.)
               incorporation or organization)

        700 N. PEARL ST. STE 2400 LB 342 DALLAS, TX.                                    75201-7424
          (Address of principal executive offices)                                      (zip code)

       Registrant's telephone number, including area code: (214) 953-7700

          Securities registered pursuant to Section 12(b) of the Act:

                                                                                 NAME OF EACH EXCHANGE
                                TITLE OF EACH CLASS                               ON WHICH REGISTERED
                                -------------------                               -------------------
                    10% Senior Subordinated Notes due 2003                      New York Stock Exchange
                    8.75% Senior Notes due 1999                                 New York Stock Exchange
                    10% Senior Subordinated Notes due 2004                      New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

               Shares of common Stock, par value $0.05 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         As of March 21, 1997, 33,876,591 shares of the registrants common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of March 21, 1997, was approximately $502,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on May 28, 1997, are incorporated by reference in Part III hereof.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

General

         AMRESCO, INC. (the "Company") is a leading specialty financial services company engaged in residential mortgage banking, commercial mortgage banking, asset management, institutional real estate investment advisory services and commercial finance. The residential mortgage banking business involves originating, acquiring, warehousing and securitizing Sub-prime Loans (see "Certain Definitions" for a listing of the defined terms used herein).
The commercial mortgage banking business involves the origination, underwriting, placement, sale, securitization and servicing of commercial real estate mortgages. The asset management business involves acquiring at a substantial discount to Face Value and managing and resolving Asset Portfolios to maximize cash recoveries. The Company manages and resolves Asset Portfolios acquired by the Company alone, acquired by the Company with co-investors and owned by third parties. The Company's institutional real estate investment advisory subsidiary provides real estate investment advice to various institutional investors (primarily pension funds). The commercial finance business involves providing high yield debt financing for businesses and projects which are unable to access traditional lending sources and providing construction loans for builders of single family residences. Financial information regarding the Company is presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

Background

         History. The Company, a Delaware corporation organized in 1977, is the product of the December 1993 merger of two Asset Portfolio management and resolution service companies: BEI and the former Asset Portfolio management and resolution unit of NationsBank of Texas. BEI was a publicly held company that was engaged in the real estate and asset management services businesses. The BEI Merger created one of the largest Asset Portfolio management and resolution service companies in the United States. Since 1987, the Company and its predecessors have managed over $35.0 billion (Face Value) of Asset Portfolios. Since the BEI Merger, the Company has expanded its operations into the residential and commercial mortgage banking, institutional real estate investment advisory and commercial finance businesses.

         Business Strategy. The Company's original business of managing and resolving Asset Portfolios for third parties developed as a result of the takeover of failed thrifts and banks by the federal government's deposit insurance agencies in the late 1980s. In 1994, the Company implemented a growth strategy to expand its business lines and to leverage upon business opportunities in those specialty finance markets that capitalize on the Company's competitive strengths and reputation. The key elements of the Company's business strategy now include:

# growing its participation in the origination, acquisition and securitization of residential mortgage Sup-prime Loans;

# expanding its presence in the commercial mortgage banking market through greater market penetration and by increasing its participation in the market for securitization of commercial mortgages;

# investing for its own account in Asset Portfolios and continuing to provide high quality management and resolution services to co-investors and other third-party owners of Asset Portfolios;

# expanding its institutional real estate investment advisory business to complement the Company's existing business lines; and

# developing and acquiring additional businesses which complement the Company's existing core capabilities in specialty financial services.

         The Company will continue to identify, develop and market specialized financial products that combine and leverage upon the various complementary skills existing within the Company's business groups as well as expand its cross-marketing of products and services among its business lines.

Recent Developments

         On March 21, 1997, the Company entered into a definitive stock and asset purchase agreement among Commercial Lending Corporation and certain of its affiliates ("CLC") pursuant to which the Company would acquire the operations and certain assets of CLC. CLC's primary line of business is originating, securitizing and servicing franchise loans. The acquisition should enhance and complement the Company's commercial finance group. The purchase price consists of (i) approximately 1.9 million shares of the Company's common stock, (ii) the assumption of certain liabilities estimated at $14,000,000 and (iii) contingent earnout payments of additional shares of the Company's common stock based upon the operating performance of the acquired entities through March 31, 2000. The consumation of the transaction is subject to satisfaction of certain conditions. The transaction is expected to close in late March 1997.

Residential Mortgage Banking Business

         General. Through AMRESCO Residential, the Company originates, acquires, warehouses and securitizes Sub-prime Loans. Borrowers under such loans may not satisfy the more rigid underwriting standards of the traditional residential mortgage lending market for a number of reasons, such as blemished credit histories (from past loan delinquencies or bankruptcy), inability to provide income verification data or lack of established credit history. The Company believes that this market is large and is underserved by traditional lenders. Therefore, there is less competition in this market and interest rates are higher than on mortgage loans for more creditworthy borrowers. The Company believes that the higher interest rates offered by the Sub-prime Loan market are attractive even after taking into account the potentially greater credit risk associated with such borrowers. For the year ended December 31, 1996 and 1995, $27.8 million (32.3%) and $0.6 million (1.2%), respectively, of the Company's operating profits (before corporate and other's operating loss) were attributable to the Company's residential mortgage banking business.

         Sub-prime Loan Origination. The Company recently entered the Sub-prime loan origination business through its acquisition of Quality, which originated over $5.0 billion of residential loans since the commencement of that business in 1992. The Company originates Sub-prime Loans through a nationwide network of approximately 50 branch offices in 32 states, which enables the Company to maintain local relationships with over 4,500 Company-approved mortgage brokers. This branch structure and large independent broker network allow the Company to obtain economic efficiencies associated with a wholesale mortgage origination business without paying premium prices for closed loans. The Company augments its branch office structure with a complementary telemarketing division, which works with mortgage brokers in locations where the Company does not maintain a geographic presence through its existing branch network and markets loan programs to homeowners through direct-response marketing. This telemarketing approach permits the Company to expand its geographic penetration without incurring the cost of establishing new offices.

         The Company underwrites and funds substantially all mortgage loans on its own behalf. The Company employs appraisers who conduct a majority of all appraisal reviews. Other appraisal reviews are performed by independent appraisers approved by the Company, and are subsequently reviewed by the Company. Substantially all of the loans that are originated by the Company are secured by first mortgages on residential properties.

         Wholesale Loan Acquisition. Before the Quality Acquisition, the Company exclusively acquired Sub-prime Loan portfolios from third-party originators in large wholesale transactions. While the Company currently expects to continue to obtain a majority of its Sub-prime Loans in this manner, the Company has expanded and diversified its sources of Sub-prime Loans. In addition to its recent entry into the Sub-prime Loan origination business, the Company has formed a wholesale conduit division through which it acquires individual or small portfolios of closed loans directly from loan originators.

         Securitization. The Company warehouses the loans it originates and purchases for securitization. During 1996, the Company securitized approximately $1.8 billion in residential mortgages (including pre-funded loans of $142.0 million) in five public offerings of asset-backed securities. Loan originations and acquisitions are funded through warehouse credit facilities arranged by the Company until the Company accumulates loans of an aggregate principal amount sufficient to permit efficient securitization of the loan pool (generally, in excess of $250.0 million). The loans are then conveyed to a special purpose trust that sells into the secondary market various tranches of rated collateralized mortgage-backed securities representing undivided interests in the revenue streams generated by the loans. Subordinated Certificates issued by the trust are purchased by the Company. The Company either retains these Subordinated Certificates or pools and sells them in private sales. The Company also acquires Subordinated Certificates from Sub-prime, jumbo and non-standard residential mortgage securitizations organized by third parties. The mortgage-backed securities publicly sold to date by the Company have been rated "AAA" by Standard & Poor's and "Aaa" by Moody's

Investors Service, Inc. To achieve these ratings the Company has used a combination of over-collateralization techniques and financial guaranty insurance.

         The Company pools the loans it purchases to create asset-backed securities which it sells on a quarterly or more frequent basis, depending on the availability of loans, profitability and other relevant factors. Securitization is used by companies as a cost-competitive source of capital compared to traditional corporate debt financing alternatives. The Company seeks to utilize securitization structures that minimize the Company's capital requirements, while still providing income to the Company. For example, the Company may sell certificates for senior interests in a securitization, but retain Subordinated Certificates, some of which it may later elect to sell.
The Company then would have limited capital at risk, but would retain a portion of the cash flow from the securitization. The Company also may seek to place bundled residential mortgages through private securitization transactions such as joint ventures with insurance companies and pension funds. The Company utilizes the net proceeds from securitizations to purchase additional residential mortgages and to pay down outstanding warehouse facilities. The Company, through AMRESCO Residential, uses warehouse facilities with financial institutions to finance its purchase of loans on a short-term basis pending securitization. At December 31, 1996, AMRESCO Residential had an aggregate borrowing capacity of $1.2 billion under three warehouse facilities of which $912.8 million was available.

         In its securitizations, the Company transfers residential mortgages to newly-formed securitization trusts, which issue one or more classes of asset-backed securities. The asset-backed securities are simultaneously sold to investors (except for certain Subordinated Certificates which are purchased by the Company and which are included in "Retained Interests in Securitizations-trading" in the Company's Consolidated Balance Sheet). Each month, collections of principal and interest on the residential mortgages are used by the trustee of the securitization trusts to pay the holders of the related asset-backed securities, to build over-collateralization by using excess interest to pay down principal on such securities and to pay expenses, with any remaining cash flows paid to the holders of the related Subordinated Certificates. The remaining cash flows on Subordinated Certificates purchased by the Company represent a substantial portion of the Company's revenues.

         The Company arranges for credit enhancement to achieve a desired credit rating on the asset-backed securities issued. The credit enhancement generally involves four primary components: (i) a financial guaranty insurance policy; (ii) servicer advances of scheduled interest and principal on delinquent loans; (iii) over-collateralization of the securities; and (iv) use of Subordinated Certificates to absorb losses.

         The financial guarantee insurance policies used to date have been issued by Financial Security Assurance, Inc. ("FSA") and MBIA Insurance Corporation ("MBIA"), which insure payments of principal and interest due on rated asset- backed securities. Both FSA and MBIA and their respective subsidiaries principally insure publicly and privately offered, asset-backed, collateralized and municipal securities.

         A significant portion of the credit enhancement for the securities results from the use of interest collected on the loans that exceeds the sum of the interest payable to the holders of the senior asset-backed securities, the monthly servicing fees and other amounts to pay down the principal on the asset-backed securities. The application of cash collections in this manner causes the security principal balance to decline more quickly than the principal balance of the underlying collateral, thus causing over-collateralization. This over-collateralization provides not only additional principal protection to the security holders, but also a higher level of assets earning interest relative to the level of senior securities on which interest must be paid. Initial and ongoing target levels of over-collateralization must be achieved and maintained on each securitization.

         Once target levels of over-collateralization are achieved, distributions otherwise payable to Subordinated Certificates are used on a monthly basis to absorb any losses and maintain ongoing target over-collateralization levels. If such cash flow is insufficient to absorb losses in a given period, a draw is required under the financial guarantee insurance policy. In future periods, this cash flow must be used to repay any such draws. Each insured securitization trust has certain portfolio performance tests relating to levels of delinquency, defaults and net losses on the loans in such trust. If any of these levels are exceeded, the amount required to be used for additional over-collateralization and not passed through to the Subordinated Certificates may be increased.

         The Company initially retains the Subordinated Certificates. In 1996, the Company completed the private sale of certain Subordinated Certificates for net proceeds of approximately $44.0 million. Although the Company intends, from time to time, to continue to pursue opportunities to sell other Subordinated Certificates to generate additional borrowing capacity under the Revolving Loan Agreement and reduce the Company's capital exposure with respect to such retained certificates, no assurance can be given that such opportunities will be available in the future.

         Servicing. The Company does not currently service the loans originated, acquired or securitized by it. When the originator does not retain servicing rights, the Company selects third-party servicers experienced in servicing Sub- prime Loans. The Company closely monitors the performance of its loan servicers. Servicers are required to advance to the securitization trust each month scheduled principal and interest due on delinquent loans. The Company limits its servicer selection to those companies it believes are sufficiently capitalized to meet these advance obligations. The advancement of scheduled principal and interest contributes to the timely payment of principal and interest on the securities.

Commercial Mortgage Banking Business

         General. The Company performs a wide range of commercial mortgage banking services, including originating, underwriting, placing, selling and servicing commercial real estate loans through its Holliday Fenoglio, ACC and AMRESCO Services commercial mortgage banking units. For the year ended December 31, 1996 and 1995, $14.5 million (16.9%) and $6.0 million (12.0%), respectively, of the Company's operating profits (before corporate and other's operating loss) were attributable to the Company's commercial mortgage banking business.

         The Company believes that the commercial real estate mortgage banking business offers significant growth opportunities. There are an estimated $1.0 trillion of commercial real estate mortgages outstanding within the United States and the Company estimates that $125.0 billion to $150.0 billion in commercial real estate mortgages are refinanced each year in addition to mortgage financing of new construction. Originations of loans for new construction projects are cyclical and are influenced by various factors including interest rates, general economic conditions and demand patterns in individual real estate markets. The commercial mortgage banking industry is fragmented, composed primarily of small local or regional firms. The Company anticipates that expensive technological demands, increasingly standardized underwriting requirements, more demanding borrowers and lenders and the emergence of a market for securitized commercial real estate mortgage pools will likely push the commercial mortgage banking industry toward greater consolidation. The Company believes that well-capitalized, full service, nationwide mortgage banking firms offering a variety of mortgage banking and loan management services will emerge from this consolidation. The Company's objective is to improve its position as a major nationwide full service mortgage banker to the commercial real estate industry. The Company intends to achieve this goal through the internal development of its commercial mortgage banking group and through strategic acquisitions of commercial mortgage bankers which either serve key real estate markets in the United States or provide niche or specialized services that enhance the Company's product line.

         Commercial Mortgage Banking Business. As a leading full service commercial mortgage broker and banker with offices in key markets throughout the United States, the Company provides a wide range of real estate capital markets services to owners and developers of the full range of commercial real estate properties. The typical consumers of commercial real estate mortgage banking services are both real estate developers and owners (as borrowers) and investor/lenders (as funding sources). Due to the more specialized nature of commercial mortgage lending and the smaller universe of lenders serving this market (in each case relative to the residential mortgage market), borrowers rely on commercial mortgage brokers and bankers to find competitive lenders, and these lenders (particularly insurance companies and pension plans, which do not generally have origination staffs located in multiple branches) rely on mortgage brokers and bankers to source potential borrowers. Lenders generally include banks, pension funds and insurance companies. In originating loans, Holliday Fenoglio and ACC each work closely with both the borrower and potential lenders from the time a loan prospect is first contacted, through the application and proposal process and throughout the documentation of the loan to final funding. Holliday Fenoglio and ACC each typically perform extensive due diligence and market analysis for the lenders in this process.

         Holliday Fenoglio was one of the largest commercial mortgage bankers in the United States in 1995 (based on origination volume) and primarily serves commercial real estate developers and owners by originating commercial real estate loans and acting as a broker on commercial real estate sales. Holliday Fenoglio originated approximately $2.7 billion and $2.0 billion of commercial real estate loans during 1996 and 1995, respectively. Holliday Fenoglio principally targets developers and owners of higher-quality commercial and multifamily real estate properties. Holliday Fenoglio services prospective borrowers through its own commission-based mortgage bankers in its offices located in Atlanta, Boca Raton, Buffalo, Dallas, Houston, New York City, Orange County (California), Orlando, Portland (Oregon) and San Diego. The loans originated by Holliday Fenoglio generally are funded by institutional lenders, primarily insurance companies, and by Conduit Purchasers. The Company estimates that Holliday Fenoglio has retained the Primary Servicer rights on approximately 36% of such loans over the last three years. The Company acted as a broker on commercial real estate sales of approximately $393 million and $194 million during 1996 and 1995, respectively. The Company believes that Holliday Fenoglio's relationship and credibility with its institutional lender network provide the Company a competitive advantage in the commercial mortgage banking industry.

         ACC, which originated and underwrote approximately $632.0 million and $447.1 million of commercial real estate mortgages during 1996 and 1995, repectively is a mortgage banker that originates and underwrites commercial real estate loans that are funded primarily by Conduit Purchasers and Fannie Mae. Unlike Holliday Fenoglio, ACC makes certain representations and warranties concerning the loans it originates. These representations cover title to the property, lien priority, environmental reviews and certain other matters. ACC targets mortgage loans for commercial real estate properties suitable for sale to Conduit Purchasers that accumulate loans for securitization programs. ACC has established a financing and advisory relationship with a major Wall Street investment bank whereby ACC originates commercial mortgages, that are funded and securitized by a limited partnership in which ACC is a 50% owner. Through this relationship, ACC shares equally in both the risk and the profit opportunities of a Conduit Purchaser. By aligning its economic interest with the Conduit Purchaser and jointly underwriting all loans purchased, the Company believes it can significantly reduce the amount of time necessary to commit to a loan (by avoiding duplicate underwriting evaluations) thereby enhancing its competitiveness in this market. The Company accounts for the limited partnership on the equity basis of accounting. ACC serves its market directly through ACC's offices located in Dallas, Miami, Washington, D.C. and Winston-Salem, as well as through a network of approximately 40 independent mortgage brokers located throughout the United States. Through December 31, 1996, approximately 55% of the loans underwritten by ACC were originated by Holliday Fenoglio, with Holliday Fenoglio and ACC each receiving fees for their respective services.

         The Company believes that it has certain additional significant advantages in the commercial mortgage banking marketplace. First, through its relationships with certain institutional investors, the Company is able to underwrite and sell commercial mortgage loans, particularly in instances where the borrower needs relatively quick access to funding for a particular project. Through a warehouse credit facility arranged in early 1995, the Company is able to underwrite and fund a loan and hold that loan for resale to a buyer.
Second, because of the Company's extensive experience in real estate markets, the Company believes it can carefully evaluate the risks of such underwriting transactions in order to minimize financial exposure to the Company in underwriting and/or warehousing a loan.

         ACC is approved by Fannie Mae to participate in its DUS program. An approved DUS lender is delegated the authority to approve, commit and close loans for multifamily mortgages on a national basis with the assurance that Fannie Mae will purchase the loans. In contrast to a "prior approval" lender, DUS lenders do not need to obtain the approval of Fannie Mae prior to making the loan. In return for the delegated authority to make loans and the subsequent purchase of such loans by Fannie Mae, DUS lenders must maintain a significant capital base, and retain a certain level of credit risk on the loans they make. The DUS lender takes first loss risk up to 5% of the loan amount, and above 5% Fannie Mae and the DUS lender share the loss, with the DUS lender's maximum loss capped at 20% of the loan amount.

         ACC is one of only 28 currently approved DUS lenders. While all DUS lenders operate on a national basis, the Company believes that ten such lenders account for the majority of DUS volume. The Company believes that ACC, as one of the few DUS lenders, has certain competitive advantages in the multifamily mortgage origination business. These advantages include the competitive pricing afforded by Fannie Mae's position as the largest purchaser of housing related mortgages in the nation and the ability to commit and close mortgages without the delay and the accompanying market risks of such delay for an approval process by the mortgage purchaser. For these reasons, the Company expects Fannie Mae loan originations to become a significant part of its commercial mortgage banking activities. Holliday Fenoglio is expected to be a significant source of such loan originations.

         ACC is also a member of the Freddie Mac multifamily seller/servicer program in Florida, North Carolina and South Carolina and intends to expand into other states. Through this program, the Company sells to Freddie Mac and services multifamily apartment mortgages in these states.

         The Company generally earns a fee of between 50 and 100 basis points of the loan amount for originated or underwritten loans, plus certain additional processing fees. From time to time, the Company also originates nontraditional financing involving hybrid forms of debt, equity participations and other creative financing structures. Fees for equity or joint venture structures are typically higher.

         The Company has established relationships with over 200 institutional lenders that include insurance companies, pension plans and Conduit Purchasers. In 1996 and 1995, the Company placed 561 and 427 loans with approximately 109 and 82 different lenders, respectively. Forty-four institutional lenders have retained the Company as their respective exclusive or semi-exclusive loan originator in selected cities and regions.

         Commercial Loan Servicing Business. The Company serves as a Primary Servicer for whole loans and as a Master/Full Servicer for securitized pools of commercial mortgages through AMRESCO Services. In October 1996, the

Company received the first public "above average" commercial Master Servicer rating ever awarded by Standard & Poors. At December 31, 1996, the Company acted as servicer with respect to approximately $14.1 billion of loans. The dominant users of commercial loan servicers are commercial mortgage-backed bond trusts and similar securitized commercial asset- backed loan portfolios held by numerous passive investors. Other lenders often contract with the originating mortgage banker or other third-party servicer to manage collection, accounting and other activities with respect to the loan. The revenue stream from servicing contracts on commercial mortgages is relatively predictable as prepayment penalties in commercial mortgages discourage early loan payoffs, a risk that is more significant to servicers of residential mortgage portfolios.

         Primary Servicing involves collecting monthly mortgage payments, maintaining escrow accounts for the payment of ad valorem taxes and insurance premiums on behalf of borrowers, remitting payments of principal and interest promptly to investors in the underlying mortgages, reporting to those investors on financial transactions related to such mortgages and generally administering the loans. The Primary Servicer also must cause properties to be inspected periodically, determine the adequacy of insurance coverage on each property, monitor delinquent accounts for payment and, in cases of extreme delinquency, institute and complete either appropriate forbearance arrangements or foreclosure proceedings on behalf of investors. Primary Servicer rates are determined by a bidding and negotiating process. At December 31, 1996, the Face Value of the Company's Primary Servicing portfolio totaled approximately $3.3 billion.

         Master Servicing involves providing administrative and reporting services to securitized pools of mortgage- backed securities. Typically, mortgages underlying mortgage-backed securities are serviced by a number of Primary Servicers. Under most master servicing arrangements, the Primary Servicers retain principal responsibility for administering the mortgage loans and the Master Servicer acts as an intermediary in overseeing the work of the Primary Servicers, monitoring their compliance with the issuer's standards and consolidating their respective periodic accounting reports for transmission to the issuer of the related securities. The Company occasionally is designated as the Full Servicer for a pool of mortgages, in which case the Company acts as Master, Primary and Special Servicer for the pool. Master/Full Servicers are typically paid fees based on the Face Value of loans under management, and the compensation is determined by a bidding and negotiating process. At December 31, 1996, the Face Value of the Company's Master/Full Servicing portfolio totaled approximately $10.8 billion. The average life of these securitized pools is expected to be approximately eight years.

         The market for servicing performing loan pools constitutes a much larger potential market than the market for servicing nonperforming and underperforming assets. The Company believes that by gaining access to these pools in a servicer capacity, opportunities exist for the Company to originate loan refinancings as outstanding loans mature. In addition, the Company's ability to also act as Special Servicer is a competitive advantage. The Company, therefore, has targeted the market for performing loan management services as a growth area for the Company. The Company has previously participated in this market as a Primary Servicer of commercial real estate loans for loans originated by the Company's mortgage banking unit and for loans owned by investor clients.

Asset Management Business

         General. The Company manages and resolves Asset Portfolios acquired at a discount to Face Value by the Company alone and by the Company with co-investors. The Company also manages and resolves Asset Portfolios owned by third parties. For the year ended December 31, 1996 and 1995, $42.4 million (49.3%) and $43.5 million (86.7%), respectively, of the Company's operating profits (before corporate and other's operating loss) were attributable to the Company's asset management business.

         Management of Asset Portfolios includes resolving loans and providing routine accounting services, monitoring collections of interest and principal (if any), confirming (or advancing) insurance premiums and tax payments due on collateral and generally overseeing and managing, if necessary, collateral condition and performance. Asset Portfolios generally include secured loans of varying qualities and collateral types. The majority of the loans in the Asset Portfolios in which the Company invests are in payment default at the time of acquisition. Asset Portfolios purchased by the Company are currently comprised primarily of collateralized business loans, the resolution of which may be based either on cash flow of a business or on real estate and other collateral securing the loan. The Company does not invest in Asset Portfolios with known environmental liabilities, unless an Asset Portfolio contains identifiable environmental risks that can be quantified and discounted appropriately.

         The Company obtains information on available Asset Portfolios from many sources. Repeat business and referrals from Asset Portfolio sellers with whom the Company previously has transacted business are an important and frequent source of Asset Portfolios. The Company has developed relationships in which it is a preferred Asset Portfolio purchaser from certain sellers. The Company believes that it receives many Asset Portfolio solicitations that result primarily from the Company's reputation as an active portfolio purchaser. Other important sources of business include referrals from co-investors who seek the Company's participation in Asset Portfolio purchases, focused contacts initiated by senior management, public advertising of Asset Portfolios for sale and the Company's nationwide presence.

         Although the need for asset management and resolution services by governmental agencies has substantially declined in recent years, the Company believes that an active market for Asset Portfolio acquisition, management and resolution services has emerged within the private sector. The Company believes that many financial institutions now recognize that it is advantageous to use outside contractors to manage and resolve Asset Portfolios for a variety of reasons, including a desire to reduce overhead costs, inadequate staffing to handle large volumes of Asset Portfolios or a need to avoid management and personnel distractions with the intensive and time-consuming job of resolving Asset Portfolios. These financial institutions include multinational, money center, super regional and regional banking institutions in the United States, Canada and Europe, as well as insurance companies in the United States. Moreover, financial institutions have embraced the concept of packaging and selling Asset Portfolios to investors as a means of disposing of nonperforming and underperforming loans and improving the financial institution's balance sheet. Consolidations within the banking industry have reinforced this trend. Insurance companies, which historically have avoided outsourcing Asset Portfolio management or selling Asset Portfolios, also are emerging as sellers of Asset Portfolios due in part to the implementation of risk-based capital rules for insurance companies. Additionally, there is a market for management and resolution services for delinquent or nonperforming loans within performing securitized loan pools. The Company believes that the significant volume of annual performing loan securitizations makes this an attractive market in which to participate.

         The Company believes that opportunities for the acquisition, management and resolution of Asset Portfolios are becoming increasingly evident in certain international markets and that lenders in these markets are adopting many of the Asset Portfolio management and resolution outsourcing techniques currently utilized in the United States. Accordingly, the Company has opened offices in Toronto (August 1994) employing 16 persons and London (October 1995) employing 6 persons, each at December 31, 1996, in order to take advantage of both investment and servicing opportunities in Canada, the United Kingdom and certain other Western European nations. The Company believes that the international markets are less competitive and, as a result, provide more attractive investments and greater profit margins. The Company may open other offices and seek strategic alliances in other international markets. The Company had $256.4 million (Face Value) in Canadian Asset Portfolios and $350.6 million (Face Value) in United Kingdom Asset Portfolios under management as of December 31, 1996.

         Because of the significant decline in Asset Portfolio management and resolution services required by governmental agencies and the trend toward outright sales of Asset Portfolios, the Company shifted its strategic focus to becoming an active Asset Portfolio investor for its own account and a co-investor with other Asset Portfolio buyers. The Company believes that as a direct investor in Asset Portfolios it has a significant competitive advantage relative to the Company's competitors in the management and resolution business. Moreover, the Company believes that direct investment permits the Company to take advantage of the profit opportunities of Asset Portfolio investing. The Company believes that it can gain market share in the Asset Portfolio acquisition, management and resolution business due to its financial strength, experience in managing and resolving Asset Portfolios, national reputation and strategic relationships with sellers and purchasers of Asset Portfolios, including financial institutions, large corporate buyers, investment banking firms and sophisticated private investors.

         Asset Portfolio Investment. The Company invests in Asset Portfolios by purchasing them alone or with co- investors. As of December 31, 1996, the Company's weighted average investment in all Asset Portfolios in which it was a co-investor was 5.9% of the aggregate purchase price of such Asset Portfolios. The Company generally funds its share of any investment with a combination of borrowings under its then existing credit line and internal cash flow. Future Asset Portfolio purchases will depend on the availability of Asset Portfolios offered for sale, the availability of capital and the Company's ability to submit successful offers to purchase Asset Portfolios. As a result, Asset Portfolio purchases may vary significantly from quarter to quarter

         Prior to making an offer to purchase an Asset Portfolio, the Company conducts an extensive investigation and evaluation of the individual loans generally comprising 100% of the aggregate Face Value of all the loans therein, except in rare instances where an unusually large number of smaller assets are being purchased. This examination typically consists of analyzing the information made available by the Asset Portfolio seller (generally, the respective credit and collateral files for the loans), reviewing other relevant material that may be available (including tax and judgment records), and analyzing the underlying collateral (including conducting site inspections, obtaining value opinions from third parties and consulting with any of the Company's asset managers who have experience with the local market for such assets). The Company also reviews information on the local economy and real estate markets in the area in which the loan collateral is located. Because of its broad, nationwide experience in managing assets, the Company often is able to draw on its asset management experience in the specific market in which an asset is located. Unlike the original lender, the Company values Asset Portfolio loans based on the present value of estimated total cash flow from resolution, with the expectation that the loans will be resolved prior to scheduled maturity. Generally, the Company does not refinance or renew purchased loans or grant new credit.

         Asset Portfolio evaluations are conducted almost exclusively by the Company's employees who specialize in analysis of nonperforming and underperforming loans, often with further specialization based on geographic or collateral-specific factors. Most of these employees have previously served the Company (and some continue to serve) as asset managers with responsibility for resolving such loans. Their asset management experience aids these individuals, working together in teams, in making informed judgments about the status of each loan and the underlying collateral, the probable cash flows from the loan, the likely resolution of the loan and the time and expense required for such resolution. The Company's personnel document these evaluations in standardized Company formats.

         Upon completion of evaluation forms, the Company compiles a database of information about the loans in the Asset Portfolio. The primary focus of the database is the anticipated recovery amount, timing and cost of the resolution of the Asset Portfolio. Using its proprietary modeling system and loan information database, the Company then determines the amount it will offer. The offer is structured to achieve certain minimum rates of return. As of December 31, 1996, the Company had paid an average purchase price of 54.2% of the aggregate Face Value on all of its Asset Portfolios.

         When an Asset Portfolio is acquired (whether for the Company's own account or with co-investors), the Company assumes the management of the loans in that portfolio. Management includes responsibility both for servicing and for resolving such loans. The Company's asset managers are given the supporting due diligence information and projections relating to each newly acquired loan for which the manager assumes management responsibility. Because asset managers are actively involved in the Asset Portfolio evaluation process, it is not unusual for an asset manager to be given management responsibility for the specific loans that the asset manager assisted in evaluating in the due diligence or pricing processes. The Company believes that by combining the resolution and evaluation activities it achieves efficiency in loan resolution and accuracy in loan evaluations.

         Asset resolutions are typically accomplished through (i) negotiating with debtors a discounted payoff, which may be accomplished through a refinancing by the obligor with a lender other than the Company, or (ii) foreclosure and sale of the collateral. The Company generally seeks consensual resolution of each loan, having found that a negotiated resolution usually maximizes the Company's or investor's rate of return. Historically, the Company has resolved the majority of the assets in an Asset Portfolio within 18 months of acquisition. The goal of the Company's asset resolution process is to maximize in a timely manner the cash recovery on each loan in an Asset Portfolio.

         In evaluating Asset Portfolios, the Company takes into account concentrations of collateral located in specific regions of the United States, Canada and the United Kingdom. As of December 31, 1996, the geographic dispersion of each primary asset securing the loans in the Asset Portfolios in which the Company had invested (whether for its own account or with co-investors) was as follows:


                                                     Face Value
                                                      (in millions)       % of Total    Number of Assets       % of Total
                                                      -------------       ----------    ----------------      -----------
      Northeast ......................................  $   379.7            26.9%             926               43.1%
      West ...........................................      469.9            33.4              422               19.0
      Southwest ......................................      165.2            11.7              386               17.4
      Midwest ........................................       60.2             4.3               44                2.0
      Southeast ......................................      227.7            16.2              309               14.0
                                                      -------------       ----------    ----------------      -----------
         United States Subtotal ......................    1,302.7            92.5            2,087               95.5
      Canada .........................................       22.5             1.6               58                2.6
      UK .............................................       83.0             5.9               41                1.9
                                                      -------------       ----------    ----------------      -----------
         Total .......................................  $ 1,408.2           100.0%           2,186              100.0%
                                                       ============       ==========     ===============      ===========




         The Company invests in both Asset Portfolios composed of collateralized business loans and in Asset Portfolios composed of real estate collateralized loans. Asset Portfolios purchased by the Company alone have tended to be primarily composed of collateralized business loans, because many such Asset Portfolios are within the size range generally sought by the Company. Asset Portfolios composed primarily of real estate loans typically are larger and the Company's investments in such portfolios usually are made with co-investors. At December 31, 1996, the Face Value of the Company's total investment in wholly-owned Asset Portfolios aggregated approximately $572.2 million, which was composed of approximately $423.0 million (73.9%) of collateralized business loans, approximately $122.8 million (21.5%) of asset-backed securities, approximately $8.1 million (1.4%) of real estate owned and approximately $18.3 million (3.2%) of real estate loans.

         In addition, as of December 31, 1996, the Asset Portfolios in which the Company had invested (whether for its own account or with co-investors) included approximately 2,186 individual assets. The Company has found that the market for smaller portfolios is less competitive, because larger Asset Portfolio buyers often elect not to consider these portfolios. In a recent industry trend, some Asset Portfolio sellers are soliciting bids on portfolios consisting of small groups of loans.

         The Company also purchases Subordinated Certificates (typically composed of problem loans to which the Company can apply its resolution expertise). The Company believes that acceptance of this risk is similar to its Asset Portfolio acquisition business, and that the risk is acceptable because the Company has significant expertise in understanding loan valuations and will manage the loan resolutions.

         Third Party Asset Management and Resolution Services. The Company acts as a Special Servicer to third parties pursuant to contracts with owners of Asset Portfolios (including partnerships, joint ventures and other groups in which the Company is a co-investor). Management of Asset Portfolios includes developing loan resolution strategies and resolving loans, overseeing and managing collateral condition and performance, and providing routine accounting services.

         Asset management and resolution contracts relating to Asset Portfolios managed by the Company for third parties have a finite duration, typically three to five years, and, at December 31, 1996, covered Asset Portfolios with an aggregate Face Value of approximately $1.4 billion. These contracts generally provide for the payment of all or a combination of (i) a fixed annual management fee (generally between 50 and 75 basis points based on the Face Value or original purchase price of the loans) with revenues declining as assets under management decrease, (ii) a resolution fee (generally between 50 and 150 basis points based on the net cash collections on loans and assets) and
(iii) a negotiated incentive fee for the successful resolution of loans or assets which is earned after a predetermined rate of return for the portfolio owner or co-investor is achieved. Older Asset Portfolios serviced by the Company are composed primarily of assets which were sold by the RTC and the FDIC and generally contain relatively small loan balances. As these portfolios are resolved, they are being replaced by Asset Portfolios with relatively larger loan balances. This permits the Company to achieve increased servicing efficiencies.

         As part of its third-party asset management and resolution business, the Company aggressively pursues contracts to serve as the designated Special Servicer for pools of securitized commercial mortgages. After a loan within a securitized pool of performing loans becomes delinquent or nonperforming, the Master Servicer or Primary Servicer of the pool will contractually transfer responsibility for resolution of that loan to the pool's designated Special Servicer. Special Servicers earn an annual fee (typically approximately 50 basis points of the Face Value of the delinquent or nonperforming loans subject to Special Servicing), plus a 75 to 100 basis points resolution fee based on the total cash flow from resolution of each such loan as it is received. As of December 31, 1996, the Company was the designated Special Servicer for securitized pools holding approximately $10.0 billion (Face Value) of loans, $618.0 million (Face Value) of which had been assigned to the Company for resolution in its capacity as Special Servicer. The Company believes that its willingness to purchase participating interests in the delinquent or nonperforming portion of a securitized portfolio provides the Company a significant competitive advantage in pursuing Master/Full and Special Servicer contracts.

Institutional Real Estate Investment Advisory Services Business

         General. The Company believes that a market exists for quality real estate advisory services to pension plans and other institutional investors in commercial real estate. The Company believes that through the targeted hiring of high quality personnel with proven track records and the purchase of advisory contracts from other advisors, the Company can become a major provider of real estate advisory services to institutional real estate investors, such as pension plans. The Company's acquisition of substantially all of the advisory contracts and the hiring of pension advisory personnel of Acacia was the first step in the implementation of this strategy. The Company principally provides investment advice to various institutional investors (primarily pension funds) seeking to invest a portion of their funds in real estate and related investments. The investors establish certain investment parameters with the Company (e.g., amount of funds available for investment, type of property, geographic mix, form of investment (loan, partnership, direct ownership), target rate of return and investment term). The Company then seeks investment opportunities it believes meet the investors' parameters. The investors exercise varying degrees of control over the Company's investment decisions. Depending on the amount of discretion granted by the client, the Company also will make a recommendation, or the final decision, concerning whether to sell a particular property and will direct the work necessary to complete the sale. Although the Company is paid acquisition and disposition fees by some of its clients, its principal source of revenue is asset management fees, which are based on the cash flow of the investments under management or are negotiated at the time of the client's investment in a property. For the year ended December 31, 1996, $0.6 million (0.7%) of the Company's operating profits (before corporate and other's operating loss) were attributable to the Company's institutional real estate investment advisory services business. As a result of the commencement of this unit in late 1995, its operating profits in 1995 were insignificant.

         Investment Funds. The Company is marketing to institutional investors the opportunity to invest in Subordinated Certificates issued in commercial and residential mortgage securitizations through investment funds being organized by the Company. The Company anticipates that its equity investment would range between 10.0% and 20.0% of the total funds invested. The Company believes that it can apply to the underlying collateral the valuation and underwriting expertise available in its asset management, commercial mortgage banking and residential mortgage banking business groups, and thus take advantage of investment opportunities that are presented by such Subordinated Certificates. The Company also believes that acquiring Subordinated Certificates will generate opportunities for the Company's asset management and servicing group. The Company expects that a majority of its investments in these Subordinated Certificates in the future will be through these funds. As a policy, the Company will not sell to these funds Subordinated Certificates created in securitizations organized by the Company. The funds will be marketed through the Company's institutional real estate investment advisory group.

Commercial Finance Business

         General. The Company's commercial finance business was formally commenced in 1996 and has not contributed materially to the Company's revenues or net income to date. However, the Company intends to expand its commercial finance business through acquisitions of targeted niche finance companies and internal start-ups. For the year ended December 31, 1996, $0.7 million (0.8%) of the Company's operating profits were attributable to the Company's commercial finance business.

         Special Situation Lending. The Company currently provides high yield debt financing for businesses and projects which are unable to access traditional lending sources. In such transactions, the Company funds senior and subordinated indebtedness on a relatively short term basis for borrowers with an established management record. The Company funds only those loans with defined exit strategies, such as bridge loans, mezzanine debt financing or construction loans. Loans are often extended for the purpose of turning around or repositioning assets the value of which has not been maximized by the prior owners. Borrowers targeted by the Company typically have a reputation for enhancing value, but may lack the financial capacity to qualify for bank financing beyond a certain level. High yield lenders such as the Company fill this gap, earning equity-type returns through a combination of high interest yields, fees and equity participations. The Company has teamed with a Wall Street investment bank as one means of providing such high yield debt financing.

         Construction Finance. In the first quarter of 1997, the Company hired an experienced team formerly with a Texas-based financial institution to form its construction finance unit. Through this unit, the Company provides construction financing for builders of single family residences. Before providing such financing, the Company analyzes the builder, the specific subdivision and the specific home to be built. In following this process, the Company intends to target strong and growing markets and reputable builders of basic single family residences who are successful and active in such markets.

Competition

         The Company's competition varies by business line and geographic market. Generally, competition within each of the business lines within which the Company competes is fragmented, with national, local and regional competitors, none of which dominates a particular business line. Certain of the Company's competitors within each of its business lines are larger and have greater financial resources than the Company.

         The Company recently has encountered increased competition in the market for Sub-prime Loans as more originators and Conduit Purchasers enter this market. This could impact origination and acquisition volume and profit margins. Certain of the Company's larger, national competitors have access to greater financial resources and lower costs of capital. In addition, the Company believes that its ability to acquire Asset Portfolios for its own account will be important to its future growth. Recently, the Company has encountered increased competition in the market for Asset Portfolios which could cause the Company to experience decreasing profit margins in this business line in order to remain a competitive bidder for Asset Portfolios. In addition, declining profit margins presented by current bidding opportunities has caused the Company to redeploy its capital in more profitable product lines. Asset Portfolio acquisitions also require significant capital.

         The Company also encounters significant competition in its other business lines. The commercial mortgage banking business is highly fragmented with certain large national competitors and significant localized competition. In addition, within the commercial loan origination and residential mortgage securitization business access to, and the cost of, capital is critical to the Company's ability to compete. The Company must compete with numerous competitors, many of which have superior access to capital sources and can arrange or obtain lower cost capital for customers.

Employees

         At December 31, 1996, the Company and its subsidiaries employed 1,275 persons. Of that total, 530 persons were employed in the Company's residential mortgage banking group, 349 in the Company's commercial mortgage banking group, 210 in its asset management group, 32 in its institutional real estate investment advisory business, 15 in its commercial finance business and 139 in general administration. The Company believes that its employee relations are generally good.

Certain Definitions

         The following are certain defined terms used herein:

         "ACACIA" means Acacia Realty Advisors, Inc.

         "ACC" means AMRESCO Capital Corporation, a subsidiary of the Company.

         "AMRESCO RESIDENTIAL" means, collectively, ARCMI, ARMC and AMRESCO Residential Credit Corporation, subsidiaries of the Company.

         "AMRESCO SERVICES" means a division of AMRESCO Management, Inc., a subsidiary of the Company.

         "ARCMI" means, AMRESCO Residential Capital Markets, Inc., a subsidiary of the Company.

         "ARMC" means, AMRESCO Residential Mortgage Corporation, an indirect subsidiary of the Company through which the Company acquired substantially all the operating assets of Quality.

         "ASSET PORTFOLIO" means a pool or portfolio of performing, non-performing or underperforming commercial, industrial, agricultural and/or real estate loans.

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

         "DUS" means the Delegated Underwriting and Servicing program established by Fannie Mae that permits a DUS approved lender to commit and close loans for multifamily mortgages for resale to Fannie Mae without Fannie Mae's prior approval of such loans.

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

         "NATIONSBANK OF TEXAS"  means NationsBank of Texas, N.A.

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

         "QUALITY"  means Quality Mortgage USA, Inc., a California corporation.

         "QUALITY ACQUISITION" means the Company's purchase of substantially all the operating assets, and the assumption of certain liabilities, of Quality Mortgage USA, Inc.

         "REVOLVING LOAN AGREEMENT" means the Second Amended and Restated Revolving Loan Agreement dated as of February 7, 1997 and as subsequently amended, among the Company, NationsBank of Texas, as Agent, and the lenders which are parties thereto from time to time

         "RTC" means the Resolution Trust Corporation.

         "SECURITIZATION" and "SECURITIZED" mean a transaction in which loans originated or purchased by an entity are sold to special purpose entities organized for the purpose of issuing asset-backed securities.

         "SUBORDINATED CERTIFICATES" means the unrated and uninsured tranches of collateralized residential or commercial mortgage-backed securities which are included under the caption "Retained Interests in Securitizations- trading" in the Company's consolidated balance sheet.

         "SUB-PRIME LOAN" means a residential mortgage loan to borrowers who do not qualify for conventional loans or whose borrowing needs are not met by traditional residential mortgage lenders. Such borrowers may not satisfy the more rigid underwriting standards of the traditional residential mortgage lending market for a number of reasons, such as blemished credit histories (from past loan delinquencies or bankruptcy), inability to provide income verification data or lack of established credit history

         "SPECIAL SERVICER" means an entity which provides asset management and resolution services for non-performing or under-performing loans within a pool of performing loans and/or mortgages.

ITEM 2.   PROPERTIES

         The Company leases approximately 130,000 square feet in the North Tower of the Plaza of the Americas in Dallas, Texas for its centralized corporate functions including executive, business development and marketing, accounting, legal, human resources and support. This lease has an initial termination date of October 31, 2006 and has an initial annual base rent of approximately $1.5 million. The Company also leases space for branch offices pursuant to leases with varying terms.

         The Company owns two buildings in Irvine, California aggregating approximately 110,000 square feet of space which serve as the headquarters of ARMC's operations. The Company also owns another building in Irvine containing approximately 40,000 square feet of space which is primarily used for servicing and administrative functions of ARMC. The Company is exploring its options with respect to this building.

         The Company believes that its facilities are adequate for its immediate needs and that additional or substitute space is available, if needed, to accommodate expansion.

ITEM 3.   LEGAL PROCEEDINGS

         The Company is involved from time to time in various legal proceedings arising in the ordinary course of business. In connection with the Company's loan servicing, asset management and resolution activities, the Company is indemnified to varying degrees by the party on whose behalf the Company is acting. The Company also maintains insurance that management believes is adequate for the Company's operations. None of the legal proceedings in which the Company is currently involved, either individually or in the aggregate (and after consideration of available indemnities and insurance), is expected to have a material adverse effect on the Company's business or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fiscal quarter ended December 31, 1996.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock (Symbol: AMMB) is listed on the Nasdaq Stock Market. At March 21, 1997, there were approximately 2,800 stockholders of record of the Company's common stock. Presented below are the high and low quarterly bid prices for 1996 and 1995, as reported by NASDAQ, together with quarterly dividends declared. Quarterly dividends were discontinued beginning with the fourth quarter of 1995 and the Company does not expect to declare dividends on its common stock in the foreseeable future.

                                  First          Second           Third           Fourth
                                 Quarter         Quarter         Quarter          Quarter
                              -------------   -------------   -------------   --------------
        1996 High                   $14.375         $18.875         $23.625          $26.750
        1996 Low                     11.750          14.500          17.000           20.750

        1995 High                    $6.875          $8.750         $13.250          $13.125
        1995 Low                      5.875           6.750           8.750            9.750
        1995 Dividends                0.050           0.050           0.050

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below for the five years ended December 31, 1996 has been derived from the Company's audited consolidated financial statements (in thousands of dollars, except per share amounts). This information should be read in conjunction with "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."

                                                                                                   PREDECESSOR
                                                          AMRESCO, INC. (1)                         BUSINESSES (2)
                                   --------------------------------------------------------------   -------------
                                                                                          TWO MONTHS     TEN MONTHS
                                   YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED      ENDED         ENDED
                                  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   OCTOBER 31,
                                      1996         1995          1994          1993          1992           1992
                                  ------------  ------------  ------------  ------------   -----------   -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Operating Results:
 Revenues                         $   200,067     $110,486      $129,791      $122,401      $22,809        $87,538
  Income from continuing               31,332
 operations                                         18,665        20,933        26,306        3,883            (2)
 Net income                            31,332       21,090        18,748        24,218        3,735         23,307
 Earnings per share for income
   from continuing operations:
   Primary
                                         1.12         0.76          0.88          2.33         0.34            (3)
    Fully-diluted
                                         1.05         0.75          0.88          2.33         0.34            (3)
 Earnings per share:
   Primary                               1.12         0.86          0.79          2.15         0.33            (3)
 Fully-diluted                           1.05         0.85          0.79          2.15         0.33            (3)
 Dividends per share (4)                              0.15          0.20          0.35                         (3)
 Balance Sheet Data:
 Total assets                       1,075,941      521,713       172,340       163,653       44,238         59,049
 Long-term obligations                293,956      112,500                       6,000
 Total liabilities                    774,426      360,919        58,754        71,954       25,503         46,501
 Total shareholders' equity           301,515      160,794       113,586        91,699       18,735         12,548
---------------------------

(1) On December 31, 1993, AMRESCO, INC., formerly BEI, merged with Holdings. The merger was accounted for as a "reverse acquisition" whereby Holdings was deemed to have acquired BEI for financial reporting purposes. However, BEI, renamed AMRESCO, INC., remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with the reverse acquisition accounting treatment, the historical financial statements of AMRESCO, INC. presented for the year ended December 31, 1993 are the consolidated financial statements of Holdings and differ from the consolidated financial statements of BEI as previously reported. The results of operations of BEI have been included in the Company's financial statements from the date of acquisition.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company is a leading specialty financial services company engaged in residential mortgage banking, commercial mortgage banking, asset management, institutional real estate investment advisory services and commercial finance. The residential mortgage banking business involves originating, acquiring, warehousing and securitizing non- conforming (sub-prime grade) loans. The commercial mortgage banking business involves the origination, underwriting, placement and servicing of commercial real estate mortgages. The asset management business involves acquiring asset portfolios at a substantial discount to face value and managing and resolving such asset portfolios to maximize cash recoveries. The Company's institutional real estate investment advisory subsidiary provides real estate investment advice to various institutional investors (primarily pension funds). The commercial finance business involves providing high yield debt financing for businesses and projects which are unable to access traditional lending sources.

Results of Operations

         The following discussion and analysis presents the significant changes in financial condition and results of continuing operations of the Company by primary business line for the years ended December 31, 1996, 1995 and 1994.
The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto (in thousands, except per share data).

                                                    1996         1995         1994
                                                 ---------    ---------    ---------
Revenues:
    Residential mortgage banking .............   $  56,864    $   2,307
    Commercial mortgage banking ..............      54,625       26,573    $   6,460
    Asset management .........................      84,062       81,144      110,637
    Institutional real estate investment
        advisory .............................       4,693          452
    Commercial finance .......................       2,947
    Corporate and other ......................      (3,124)          10       12,694
                                                 ---------    ---------    ---------
        Total revenues .......................     200,067      110,486      129,791
                                                 ---------    ---------    ---------

Operating expenses:
    Residential mortgage banking .............      29,052        1,694
    Commercial mortgage banking ..............      40,131       20,550        6,237
    Asset management .........................      41,669       37,691       52,741
    Institutional real estate investment
       advisory ..............................       4,087          444
    Commercial finance .......................       2,252
    Corporate and other ......................      32,410       19,849       35,127
                                                 ---------    ---------    ---------
       Total operating expenses ..............     149,601       80,228       94,105
                                                 ---------    ---------    ---------

Operating profit:
    Residential mortgage banking .............      27,812          613
    Commercial mortgage banking ..............      14,494        6,023          223
    Asset management .........................      42,393       43,453       57,896
    Institutional real estate investment
       advisory ..............................         606            8
    Commercial finance .......................         695
    Corporate and other ......................     (35,534)     (19,839)     (22,433)
                                                 ---------    ---------    ---------
       Total operating profit ................      50,466       30,258       35,686

Income tax expense ...........................      19,134       11,593       14,753
                                                 ---------    ---------    ---------

Income from continuing operations ............      31,332       18,665       20,933
Gain (loss) from discontinued operations .....                    2,425       (2,185)
                                                 ---------    ---------    ---------


Net income ...................................   $  31,332    $  21,090    $  18,748
                                                 =========    =========    =========

Earnings per share from continuing operations:
   Primary ...................................   $    1.12    $    0.76    $    0.88
   Fully-diluted .............................        1.05         0.75         0.88

Earnings per share:
   Primary ...................................   $    1.12    $    0.86    $    0.79
   Fully-diluted .............................        1.05         0.85         0.79

Weighted average number of common shares
 outstanding and common share equivalents ....      28,099       24,654       23,679


         In 1994, the Company concluded substantially all of its asset management relationships with government agencies and financial institutions and also began to shift its focus toward direct investment in asset portfolios and the development of new lines of financial service businesses. The Company has extended its business lines to offer a full range of mortgage banking services, increased the amount it invests in asset portfolios, developed its institutional real estate investment advisory business, began its commercial finance business and disposed of certain non-core business lines. These significant changes in the composition of the Company's business are reflected in the Company's results of operations and may limit the comparability of the Company's results from period to period.

         Residential mortgage banking activities represented approximately 28% of revenues and 32% of operating profit (before corporate and other) of the Company for the year ended December 31, 1996. The Company believes that there are significant opportunities in the non-conforming residential loan market and consequently expects residential mortgage banking activities to represent an increasing proportion of revenues and operating profits of the Company in the future.

         Revenues from the Company's residential mortgage banking activities consist of fees from originating residential mortgage loans, interest earned on residential mortgage loans originated and purchased, gains on the securitization and sale of such loans and other related securities and accrued earnings on retained interests in securitizations. The gains on securitization and sale of mortgage loans and other related securities represent the amount by which the proceeds received (including the estimated value of retained interests) exceed the basis of the assets sold and the cost of securitization. When loans are securitized and sold, the retained interests are valued at the discounted present value of the cash flows expected to be realized over the anticipated average life of the assets sold after future estimated credit losses, estimated prepayments and normal servicing and other fees related to assets sold. Cash flows from retained interests in securitizations are generally subordinated to other security holders in a securitization trust.
The discounted present value of such retained interests is computed using management's assumptions of market discount rates, prepayment rates, default rates, credit losses and other costs.

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

         Revenues from the Company's asset management activities primarily consist of earnings on wholly-owned portfolios and fees charged for the management of asset portfolios comprised of performing, non-performing or under- performing real estate, commercial, industrial and agricultural loans and for the successful resolution of the assets within such asset portfolios. The original cost of an investment in an asset portfolio is allocated to individual assets within that asset portfolio based on their relative fair value to the total purchase price. The difference between gross estimated cash flows from loans and asset-backed and other securities and its present value is accrued using the level yield method. The level yield method recognizes income as the product of the recorded investment and the expected rate of return. The expected rate of return is based upon estimated cash flows of the investments. The recorded investment is reduced based on cash collections allocated to principal. The Company periodically evaluates the recoverability of the recorded investments by reviewing the estimated remaining amount and timing of cash flows and adjusts, if necessary, investments or expected rates of return. The Company accounts for its investments in partnerships and joint ventures using the equity method which generally results in the pass-through of its pro rata share of earnings as if it had a direct investment in the underlying loans. Loans, partnerships and joint ventures, and real estate are carried at the lower of cost or estimated fair value. The Company's investments in asset-backed and other securities are classified as available for sale and are carried at estimated fair value determined by discounting estimated cash flows at current market rates. Any unrealized gains (losses) on asset-backed and other securities are excluded from earnings and reported as a separate component of shareholders' equity, net of tax effects. The asset base of each asset portfolio declines over the life of the asset portfolio, thus reducing asset management fees as assets within the asset portfolio are resolved. In addition, management and resolution fees are earned from partnership and joint ventures. These fees are subject to fluctuation based on the consideration received, timing of the sale or collection of the partnership and joint venture assets and the attainment of specified earnings levels on behalf of investors or investment partners. Certain direct costs incurred, primarily through 1994, in the management of assets for the Federal Deposit Insurance Corporation ("FDIC") were paid by the Company and billed to the FDIC. With the U.S. economy entering its approximate seventh year of an economic recovery, the Company expects the asset management business to represent a smaller percentage of consolidated revenues and operating profits in the future.

         Revenues from the Company's institutional real estate investment advisory business are earned from providing real estate investment advisory services, including acquisition, portfolio/asset management and disposition services, to institutional and corporate investors.

         Revenues from the Company's commercial finance business are earned from the origination and underwriting of commercial loans and interest earned on such loans.

         Corporate and other revenues consist of consulting revenues earned on due diligence, gains on sales of other assets, other miscellaneous income and intercompany eliminations. Corporate and other expenses include unallocated interest expense, amortization of intangibles, corporate personnel and overhead and certain incentive compensation. Additionally, 1994 included a $10.0 million conclusion fee on a management contract with a financial institution.

         In December 1994, the Company elected to dispose of the operations of its data processing and home banking subsidiary. The loss from such discontinued operations totaled approximately $2.2 million for the year ended December 31, 1994. The subsidiary was sold on June 16, 1995 for a net gain of $2.4 million, or $0.10 per share.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         The Company reported 1996 revenues of $200.1 million, an increase of 81% over 1995, and operating profit of $50.5 million, an increase of 67% over 1995. The increases in both revenues and operating profit were primarily related to growth in the residential and commercial mortgage banking segments. Fully diluted earnings per share from continuing operations increased 40% over 1995 primarily due a 68% increase in income from continuing operations offset by an increase in weighted average shares outstanding and equivalents used to compute fully diluted per share amounts. The increase in weighted average shares outstanding and equivalents was primarily due to the issuance of 2.3 million shares of common stock in late 1995, the issuance of 3.0 million shares of common stock in late 1996 and the impact of an increase in the Company's common stock price on the computation of common stock equivalents.

         Residential Mortgage Banking -- The Company initiated the operation of the residential mortgage banking business in September 1995. Revenues for 1996 consisted of $39.8 million of interest and investment income, $16.9 million from gain on sales of loans and investments and other revenues of $0.2 million. Interest and investment income was earned primarily on residential mortgage loans accumulated and held for securitization and sale, while $16.9 million in gains were recorded from five securitizations of approximately $1.8 billion (including $142.0 million in pre-funded loans) in residential mortgage loans. Revenues for 1996 include $2.8 million in interest and other investment income, $2.4 million in gain on sales of loans and investments and $0.5 million in other revenues related to substantially all of the assets of Quality Mortgage USA, Inc. ("Quality"), which were purchased by the Company effective October 25, 1996. The Company originates non-conforming (sub-prime grade) residential mortgage loans through a network which consisted of 50 offices in 32 states at December 31, 1996.

         Operating expenses for the year ended 1996 consisted of $6.4 million in personnel costs, $18.5 million in interest expense and $4.2 million in other general and administrative expenses. The $18.5 million in interest expense primarily relates to borrowings under warehouse loans payable which funded the origination, acquisition and holding of mortgage loans held for sale. Expenses for 1996 include $4.6 million in personnel costs, $1.1 million in interest expense and $2.8 million in other general and administrative expenses related to the operations acquired from Quality since October 25, 1996.

         Commercial Mortgage Banking -- Revenues for 1996 consisted of $14.3 million in interest and investment income, $40.0 million in mortgage banking and servicing fees and $0.3 million in other revenues. Interest and other investment income increased $12.2 million and mortgage banking and servicing fees increased $15.6 million due to the inclusion of the operations of the commercial loan servicing business acquired in October 1995 and increases in the loan origination and servicing volumes of the Company's previously existing mortgage banking operations.

         Operating expenses for the year ended December 31, 1996 consisted of $29.3 million in personnel expenses, $2.3 million in interest expense and $8.5 million in other general and administrative expenses. The $19.7 million, or 97%, increase in expenses was primarily due to a $13.2 million increase in personnel expenses, a $1.9 million increase in interest expense and a $4.6 million increase in other general and administrative expenses. The increase in expenses was due to the inclusion of operations of the commercial loan servicing business acquired in October 1995 and the growth in commercial mortgage banking operations which were initiated in late 1994.

         Asset Management -- Revenues for 1996 consisted of $29.8 million in management and resolution fees, $50.8 million in interest and other investment income and $3.5 million in other revenues. Management and resolution fees decreased $10.4 million, or 26%, and interest and other investment income increased $13.9 million, or 38%, over 1995 primarily due to a shift from primarily managing and investing in partnerships and joint ventures to investing in wholly-owned portfolios. Aggregate investments of the asset management business increased 49% from $203.0 million as of December 31, 1995 to $302.6 million at December 31, 1996.

         Operating expenses for the year ended December 31, 1996 consisted of $18.2 million in personnel expenses, $15.3 million in interest expense and $8.2 million in other general and administrative expenses. The $4.3 million, or 12%, increase in expenses over 1995 was primarily related to a $5.8 million, or 61%, increase in interest expense offset by a $1.7 million, or 9%, decrease in personnel expenses. Interest expense increased due to financing incurred on the $99.6 million increase in aggregate investments, while personnel expenses decreased in relation to the decrease in management and resolution fees due to the shift in the revenue mix.

         Institutional Real Estate Investment Advisory -- The Company acquired substantially all of the assets of Acacia Realty Advisors, Inc. ("Acacia") in November 1995. Revenues for 1996 totaled $4.7 million and were earned in conjunction with providing real estate investment advisory services to institutional and corporate investors, including acquisition, portfolio/asset management and disposition services. Expenses of $4.1 million were incurred in 1996, including $2.7 million in personnel expense, $0.1 million in interest expense and $1.3 million in other general and administrative expenses.

         Commercial Finance -- The Company began operations of its commercial finance business in 1996. Revenues for 1996 totaled $2.9 million and were earned in conjunction with providing high yield debt financing for businesses and projects which were unable to access traditional lending sources. Expenses of $2.3 million were incurred in 1996, including $0.3 million in personnel expenses, $1.0 million in interest expense and $1.0 million in other general and administrative expenses. In 1997, the Company also began providing construction financing for builders of single family residences.

         Corporate and Other -- Corporate and other for 1996 increased $15.7 million, or 79%, over 1995. The increase is primarily due to increases in personnel costs and other overhead and interest expense related to expanded operations.

         Income Taxes -- The Company must have future taxable income to realize recorded deferred tax assets. Certain of these benefits expire beginning in 2001 and are subject to annual utilization limitations. Management believes that recorded net deferred tax assets will be realized in the normal course of business.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

         The Company reported 1995 revenues of $110.5 million, a 15% decrease from 1994. Operating profit also decreased 15% over the same period. Revenues and operating profits for 1994 included $10.0 million and $6.0 million, respectively, related to the conclusion of an asset management contract. After adjustment for this one-time conclusion fee, 1995 revenues decreased 8% while operating profits increased 2%. Commercial mortgage banking posted a significant increase in operating profit, while asset management operating profit fell 25%. Also, residential mortgage banking began its operations late in 1995. Fully-diluted earnings per share from continuing operations for 1995 were $0.75 compared to $0.73 for 1994, after elimination of the one-time contract conclusion fee in 1994, a 3% increase.

         Residential Mortgage Banking -- The Company initiated the operation of the residential mortgage banking business in September 1995. Revenues for the year ended December 31, 1995 consisted of $2.3 million in interest and other investment income earned on mortgage loans held for sale, which totaled $142.7 million at December 31, 1995.

         Expenses for the year ended December 31, 1995 consisted of $0.4 million in personnel expense, $1.1 million in interest expense and $0.2 million in other general and administrative expense. Interest expense primarily relates to borrowings under warehouse loans payable which funded the acquisition and holding of mortgage loans held for sale.

         Commercial Mortgage Banking -- Revenues for the year ended December 31, 1995 consisted of $24.4 million in mortgage banking and servicing fees, $2.1 million in interest and other investment income and $0.1 million in other income. Mortgage banking revenues increased $18.2 million primarily due to the inclusion for an entire year of the operations of Holliday Fenoglio, Inc. ("Holliday Fenoglio") which was purchased in

August 1994, AMRESCO Capital Corporation's ("ACC") underwriting activities commencing in the fourth quarter of 1994 and the securitized commercial loan servicing contracts acquired in the fourth quarter of 1995.

         Expenses for the year ended December 31, 1995 were comprised of $16.1 million in personnel expense, $4.0 million in other general and administrative expense and $0.3 million in interest expense. The $14.2 million increase in expenses from the prior year was primarily due to an $11.2 million increase in personnel expenses, a $2.7 million increase in other general and administrative expense and a $0.3 million increase in interest expense. Expenses increased due to the inclusion of operations of Holliday Fenoglio, ACC and the commercial loan servicing business acquired.

         Asset Management -- Revenues for 1995 were comprised of $40.1 million in asset management and resolution fees, $36.9 million in interest and other investment income and $4.1 million in other revenues, primarily consulting revenues and gains on sales of investments. The $29.5 million, or 27%, decrease in revenues from 1994 was comprised of a $53.6 million decrease in management and resolution fees due to the conclusion of significant institutional and government contracts during 1994 and early 1995. These declines were partially offset by a $23.0 million increase in interest and other investment income, which related to an increase in aggregate investments of $138.6 million from December 31, 1994, and a $1.1 million increase in other revenues.

         Expenses for the year ended December 31, 1995 were comprised of $21.1 million in personnel costs, $7.1 million in other general and administrative expenses and $9.5 million in interest expense. The $15.1 million, or 29%, decrease in expenses was primarily due to an $18.5 million decrease in personnel expenses and a $3.8 million decrease in other general and administrative expenses, which decreases were partially offset by a $7.2 million increase in interest expense. Personnel and other general administrative expenses decreased as significant institutional and government contracts concluded during 1994, including a related $3.7 million reduction in estimate of an accounts receivable bad debt reserve and other accrued expenses related to certain concluded asset management contracts, partially offset by $4.0 million received related to certain expired RTC contracts, approximately 40% of which was due to a joint venture partner. The increase in interest expense was due to the financing incurred for a $138.6 million increase in aggregate investments.

         Institutional Real Estate Investment Advisory -- After the acquisition of the assets of Acacia in November 1995, revenues of $0.5 million were earned as the result of providing real estate investment advisory services to institutional and corporate investors. Expenses of $0.4 million were incurred in 1995, including $0.2 million in personnel expense and $0.2 million in other general and administrative expenses.

         Corporate and Other -- Revenues for the year ended December 31, 1995 were nominal, compared to $12.7 million in 1994. The $12.7 million decrease in revenues was primarily due to a $10.0 million conclusion fee on a significant institutional asset management contract and $3.8 million relating to the inclusion in 1994 of operations and sale of a subsidiary for the period prior to its sale in the first quarter of 1994.

         Expenses for the year ended December 31, 1995 were $19.8 million, compared to $35.1 million during 1994, a 44% decrease. The $15.3 million decrease was primarily due to the inclusion of $6.0 million of expenses in 1994 related to the conclusion of a significant institutional asset management contract as well as reduced incentive compensation costs and severance costs.

         Income Taxes -- The decrease in the effective income tax rate for the year ended December 31, 1995 was primarily due to permanent tax differences related to mortgages sold by a partnership in which the Company owns an interest for which the acquired tax basis exceeded the book basis.

Liquidity and Capital Resources

         Cash and cash equivalents totaled $29.0 million at December 31, 1996, compared to $16.1 million at December 31, 1995. Cash flows from operating activities plus, principal cash collections on investments in asset portfolios and proceeds from the sale of and collections on trading and available for sale investments, totaled $56.6 million for 1996, compared to $77.9 million for 1995. The decrease in cash flows from these activities resulted primarily from an increase in mortgage loans held for sale in 1996. Cash for investing, originating and underwriting loans, acquiring loans for securitization, general operating expenses and business acquisitions is primarily obtained through cash flow from operations and credit facilities, including advances on the corporate and portfolio credit lines, mortgage warehouse lines, nonrecourse debt, subordinated debt, retained earnings and cash flow from owned investments.

                                                                                                                   1996       1995
                                                                                                                  ------     ------
                                                                                                              (DOLLARS IN MILLIONS)
   Cash flows from operations, collections on investments, and proceeds from and
     collections on trading and available for sale investments ..................................................   $56.6  $  77.9
   Cash flows from operations ...................................................................................   (98.6)     7.7
   Cash provided by new capital and borrowings, net (excluding warehouse loans payable) ........................    283.6    181.4
   Cash used for purchase of investments .......................................................................   (240.8)  (221.8)
   Cash used for purchase of subsidiaries .......................................................................   (57.4)   (22.3)
   Ratio of total debt to equity (excluding investment line) ...................................................    2.3:1    1.9:1
   Ratio of core debt to equity (excluding warehouse debt and investment line) ..................................   1.1:1    0.9:1
   Interest coverage ratio * ....................................................................................    2.6x     6.0x

* Interest coverage ratio means the ratio of earnings before interest, taxes, depreciation and amortization to cash interest expense.

         The following table shows the components of the Company's capital structure, including certain short-term debt, at December 31, 1996 and 1995 (dollars in millions):


                                                                         1996   % OF TOTAL       1995    % OF TOTAL
                                                                        ------     ---           ------     ---
      Shareholders' equity  . . . . . . . . . . . . . . . . . .         $301.5      30%          $160.8      35%
      Senior notes  . . . . . . . . . . . . . . . . . . . . . .           57.5       6
      Senior subordinated notes . . . . . . . . . . . . . . . .           57.5       6
      Convertible debt  . . . . . . . . . . . . . . . . . . . .                                    45.0      10
      Mortgage warehouse loans  . . . . . . . . . . . . . . . .          354.6      36            153.2      33
      Notes payable (excluding investment line) . . . . . . . .          225.9      22            105.9      22
                                                                        ------     ---           ------     ---
                                                                        $997.0     100%          $464.9     100%
                                                                        ======     ===           ======     ===

         Total assets have more than doubled from $521.7 million at December 31, 1995 to $1,075.9 million at December 31, 1996. The increase is primarily due to increases in mortgage loans held for sale, retained interests in securitizations resulting from 1996 securitizations, an increase in investments in asset portfolios and an increase in intangible assets, primarily related to the acquisition of the assets of Quality. These increases were financed by increased net borrowings and an increase in shareholders' equity primarily related to a common stock offering of 3.0 million shares in late 1996 and the earnings of the Company in 1996.

         On February 7, 1997, the Company and certain of its subsidiaries amended its revolving loan agreement with NationsBank of Texas and other lenders ("Revolving Loan Agreement"). The Revolving Loan Agreement provides for a $350.0 million credit facility consisting of a $275.0 million revolving credit facility and a $75.0 million term facility. This replaced a revolving loan agreement which previously provided a $200.0 million revolving credit facility. The interest rate may be selected by the Company and tied to either NationsBank of Texas' variable rate (8.3% at December 31, 1996) or, for advances on a term basis up to approximately 180 days, a rate equal to an adjusted LIBOR rate (7.0% at December 31, 1996 for a term of 30 days) or, on borrowings funded in foreign currency, an adjusted currency rate (7.7% at December 31, 1996). At December 31, 1996, there was a total of $179.0 million outstanding under the Revolving Loan Agreement. The Revolving Loan Agreement continues to be secured by substantially all of the assets of the Company not pledged under other credit facilities, including stock of a majority of the Company's subsidiaries. The revolving credit facility portion of the Revolving Loan Agreement matures on May 31, 1998 and the term facility portion of the Revolving Loan Agreement matures on May 31, 2000.

         In 1996, the Company completed two offerings of debt instruments: (i) $57.5 million principal amount of Senior Subordinated Notes, bearing interest at 10% per annum and due 2003 and (ii) $57.5 million principal amount of Senior Notes bearing interest at 8.75% per annum and due 1999. The net proceeds of this indebtedness were used to repay indebtedness incurred under the Revolving Loan Agreement (or its predecessor). In addition, the Company sold an aggregate of 3.0 million shares of its common stock in November and December 1996. The net proceeds (approximately $60.4 million) were used to repay indebtedness under the Revolving Loan Agreement (or its predecessor). All the holders of the $45.0 million aggregate principal amount of Convertible Subordinated Debentures converted their debentures into an aggregate of 3.6 million shares of the Company's common stock in December 1996.

         In June 1996, the Company filed a shelf registration statement (the "Shelf Registration") to register up to an aggregate of $250.0 million in debt or equity securities of the Company. An aggregate of $57.5 million in Senior Notes were issued in 1996 and in March 1997 an aggregate of $192.5 million in Senior Subordinated Notes were issued pursuant to the Shelf Registration. See
Note 14 to the Company's consolidated financial statements.

         On February 7, 1997, the Company and certain of its subsidiaries entered into a bridge loan facility with NationsBank of Texas ("Bridge Loan Facility"), which provides the Company a $25.0 million line of credit. Indebtedness under the Bridge Loan Facility is secured with the same collateral securing the Revolving Loan Agreement and generally bears interest at a rate based upon the adjusted LIBOR Rate (as defined in the note evidencing the Bridge Loan Facility) plus 200 basis points. Under certain circumstances, interest under the Bridge Loan Facility will accrue at NationsBank of Texas' prime rate. The Bridge Loan Facility matures on April 30, 1997, subject to the Company's one-time qualified right to renew the facility for a 1 year period.

         A wholly-owned subsidiary of the Company has entered into a warehouse facility (the "Prudential Warehouse Facility") with Prudential Securities Credit Corporation. The Prudential Warehouse Facility is currently a $500.0 million credit facility used to finance the acquisition and warehousing of certain residential mortgage loans. At December 31, 1996, a total of $171.2 million was outstanding under the Prudential Warehouse Facility bearing interest at 6.8% per annum. The Prudential Warehouse Facility is secured by all residential mortgage loans acquired using funds obtained under this facility.

         A wholly-owned subsidiary of the Company has entered into a warehouse credit facility with Morgan Stanley Mortgage Capital Inc., (the "Morgan Stanley Warehouse Facility"). The Morgan Stanley Warehouse Facility provides for a maximum borrowing capacity of $200.0 million to finance the origination or acquisition, and/or the funding of the origination or acquisition, of certain mortgage loans. As of December 31, 1996, $116.0 million was outstanding under the Morgan Stanley Warehouse Facility bearing interest at 6.2% per annum. This facility is secured by the mortgages originated or acquired using funds obtained under the facility.

         CS First Boston Mortgage Capital Corp. has agreed to provide a wholly-owned subsidiary of the Company with a warehouse facility in an amount not to exceed $500.0 million (the "CSFB Warehouse Facility"), to finance the acquisition and warehousing of certain residential mortgage loans. As of December 31, 1996, no indebtedness was outstanding under this facility. This facility will be secured by the mortgages acquired using funds obtained under the facility.

         In 1996, the Company received approximately $44.0 million of net proceeds from the sale of certain retained interests in securitizations held by the Company. The proceeds from this sale were used to reduce outstanding borrowings under the predecessor to the Revolving Loan Agreement. Although the Company intends, from time to time, to continue to pursue opportunities to sell other retained interests in securitizations to generate additional borrowing capacity under its Revolving Loan Agreement and reduce the Company's capital exposure with respect to retained interests in securitizations, no assurance can be given that such opportunities will be available in the future.

         On October 17, 1996, a wholly-owned subsidiary of the Company entered into a master repurchase agreement (the "DLJ Master Repurchase Agreement") with DLJ Mortgage Capital, Inc. to support the purchase of retained interests in securitizations and warehouse loans acquired from Quality. As of December 31, 1996, $20.3 million was outstanding under the DLJ Master Repurchase Agreement bearing interest at 6.3% to 6.8% per annum.

         During the next twelve months, the Company intends to pursue (i) expansion of current businesses, (ii) additional asset management investments, both for its own account and as an investor with various capital partners who acquire such investments, (iii) additional loans by the commercial finance business and (iv) acquisitions of new businesses. The funds for such expansion, investments and acquisitions are anticipated to be provided by cash flows, borrowings under the Revolving Loan Agreement and debt and equity offerings. As a result, interest expense for 1997 is expected to be higher than interest expense for 1996.

         The Company believes its funds on hand of $29.0 million at December 31, 1996, cash flow from operations, its unused borrowing capacity under its credit lines and its continuing ability to obtain financing should be sufficient to meet its anticipated operating needs and capital expenditures, as well as planned new acquisitions and investments, for at least the next twelve months. The magnitude of the Company's acquisition and investment program will be governed by the availability of capital.

OTHER MATTERS

         On March 21, 1997, the Company entered into a definitive stock and asset purchase agreement among Commercial Lending Corporation and certain of its affiliates ("CLC") pursuant to which the Company would acquire the operations and certain assets of CLC. CLC's primary line of business is originating, securitizing and servicing franchise loans. The acquisition should enhance and complement the Company's commercial finance group. The purchase price consists of (i) approximately 1.9 million shares of the Company's common stock, (ii) the assumption of certain liabilities estimated at $14,000,000 and (iii) contingent earnout payments of additional shares of the Company's common stock based upon the operating performance of the acquired entities through March 31, 2000. The consumation of the transaction is subject to satisfaction of certain conditions. The transaction is expected to close in late March 1997.

         In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of," which did not have a significant impact upon the Company's financial position or results of operations. The Company also adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which requires financial statements to include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. The Company continues to measure compensation costs using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and therefore has included pro forma disclosures in the notes to the financial statements for all awards granted after December 31, 1994. The Company has disclosed the pro forma net income and pro forma earnings per share as if the fair value based accounting method in SFAS No. 123 had been used to account for stock-based compensation cost.

         SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," is effective for transfers of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Management does not believe the impact of the adoption of this Statement will have a material impact on its financial position or results of operations. SFAS No. 128, "Earnings Per Share," is effective for earnings per share calculations and disclosures for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period earnings per share date that is presented. The statement supersedes APB Opinion No. 15, "Earnings Per Share," and provides reporting standards for calculating "Basic" and "Diluted" earnings per share. Management does not believe the impact of the adoption of this statement will have a material impact on its earnings per share computations.

PRIVATE LITIGATION SECURITIES REFORM ACT OF 1995

         This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include the following: industry conditions and competition, interest rates, business mix, availability of additional financing, and the risks described from time to time in the Company's reports to the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

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

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(1)  Financial Statements

         See Index to Financial Statements on page F-1 of this Annual Report on Form 10-K.

(2)  Financial Statement Schedules

         Financial statement schedules under the applicable rules and regulations of the Securities and Exchange Commission have been omitted as the schedules are not applicable or the information required thereby is included in the Company's consolidated financial statements or notes thereto.

(3)  Exhibits

         The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

        EXHIBIT
        NUMBER    DESCRIPTION OF EXHIBIT
        ------    ----------------------
            2.(a) Agreement for Purchase  and Sale of  Assets, dated as of  July 28, 1994, among  Holliday Fenoglio
                  Dockerty &  Gibson,  Inc.,  Holliday  Fenoglio  Dockerty &  Gibson  of  Dallas,  Inc.,   Holliday
                  Fenoglio & Monte, Inc.  and 3003,  Inc.  and Holliday Acquisition Corp., filed as Exhibit 2.1  to
                  Registrant's Current  Report on  Form 8-K dated August 15,  1994, which  exhibit is  incorporated herein by reference.
            3.(a) Restated  Certificate of Incorporation,  filed as Exhibit 3(i) to the  Registrant's Form 10-Q for the quarter ended September 30, 1995, which exhibit is incorporated herein by reference.
              (b) Amended and Restated Bylaws effective as of February 25, 1997.(1)
            4.(a) See Exhibits 3(a) and (b).
              (b) Indenture, dated as  of November 27, 1995,  between the Registrant  and First Interstate  Bank of
                  Texas,  National  Association  in  respect  of  the  Registrant's  8%  Convertible   Subordinated
                  Debentures  due 2005, filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-3
                  (No.  33-63683), which exhibit is incorporated herein by reference.
              (c) Indenture, dated as of January 15, 1996, between the Registrant and  Bank One, Columbus, N.A., as trustee,  filed as Exhibit 4.1 to the Registrant's Form 8-K dated February 2, 1996, which exhibit is incorporated herein by reference.
              (d) Indenture, dated as of March 1, 1997, between the Company and Bank One, Columbus, N.A., as trustee, filed as Exhibit 4.1 to the Registrant's Form 8-K dated March 12, 1997, which exhibit is incorporated herein by reference.
              (e) Officers' Certificate and Company Order dated as of March 12, 1997, establishing the terms of the
                  Company's Senior Subordinated Notes, Series 1997-A due 2004, filed as Exhibit 4.2 to the
                  Registrant's Form 8-K dated March 12, 1997, which exhibit is incorporated herein by reference.
              (f) Specimen Common Stock  Certificate, filed as exhibit 4.4  to the Company's Registration Statement on Form S-3 (No. 33-63683), which exhibit is incorporated herein by reference.
           10.(a) Form  of Indemnification Agreement together  with a list  of all officers and  directors who have signed such agreement, filed as  Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for
                  the year ended October 31, 1987, which exhibit is incorporated herein by reference.
              (b) Form  of Indemnification  Agreement dated  as of  August 24, 1993,  together with  a list  of all
                  officers  and  directors  who  have   signed  such  agreement,  filed  as  Exhibit 10(g)  to  the
                  Registrant's Quarterly  Report on  Form 10-Q  for the  quarter  ended September 31,  1993,  which exhibit is incorporated herein by reference.
              (c) Fifth Amended and  Restated Incentive Stock Option  Plan dated as of November 20, 1990,  filed as
                  Exhibit 10(h) to  the Registrant's  Annual Report on  Form 10-K for the  year ended  December 31,
                  1991, which exhibit is incorporated herein by references.(2)
              (d) Fourth  Amended and  Restated  Stock  Option  Plan  dated  as  of  November 20,  1991,  filed  as
                  Exhibit 10(i)  to the  Registrants Annual  Report on  Form 10-K for  the year  ended December 31,
                  1991, which exhibit is incorporated herein by reference.(2)
              (e) Stock  Option  Agreement,  dated as  of  April 17,  1990,  between  the  Registrant and  Bruce W.
                  Schnitzer,  and Termination  of  Warrant between  Mr.   Schnitzer  and the  Registrant,  filed as
                  Exhibit 10(s)  to the  Registrant's Annual  Report on  Form 10-K for  the year  ended October 31,
                  1990, which exhibit is incorporated herein by reference.(2)
              (f) Promissory Note dated October 31, 1990 issued by James P.  Cotton, Jr.  to the Registrant,  filed as Exhibit 10(s) to  the Registrant's Annual Report on  Form 10-K for the year  ended October 31,
                  1990, which exhibit is incorporated herein by reference.
              (g) Promissory Note dated October 31, 1990 issued by Gerald E.  Eickhoff to the  Registrant, filed as
                  Exhibit 10(w) to  the Registrant's Annual Report  Form 10-K for the year  ended October 31, 1990, which exhibit is incorporated herein by reference.
              (h) Registrant's  1993 Key  Individual Stock Option  Plan filed as Exhibit 10(z)  to the Registration
                  Statement of Registrant on Form S-4 under the  Securities Act of 1993 (File No.  33-72732), which exhibit is incorporated herein by reference.(2)
              (i) Indemnification Agreement, dated  March 30, 1993, between AMRESCO Holdings,  Inc.  and Richard L.
                  Cravey, filed  as Exhibit 10(ab)  to the  Registrant's Annual  Report on  Form 10-K for  the year ended December 31, 1993, which exhibit is incorporated herein by reference.
              (j) Indemnification  Agreement,  dated  March 30,  1993,  between  AMRESCO  Holdings,  and William S.
                  Green, filed as Exhibit 10(ac) to the Registrant's Annual Report on  Form 10-K for the year ended
                  December 31, 1993, which exhibit is incorporated herein by reference.
              (k) The Registrant's Retirement  Savings and Profit Sharing Plan and Trust filed as Exhibit 10(ag) to the Registrant's Annual Report on Form 10-K  for the year ended December 31, 1993,  which exhibit is incorporated herein by reference.(2)
              (l) The Registrant's  Retention Bonus Plan, as  amended, filed as Exhibit 10(ah)  to the Registrant's
                  Annual Report  on Form 10-K  for the  year ended  December 31, 1993  and as Exhibit 10(y)  to the
                  Registration Statement of the Registrant on Form S-4 under  the Securities Act of 1993 (File  No.
                  33-72321), which exhibits are incorporated herein by reference.(2)

              (m) The Registrant's Severance Pay Plan filed as Exhibit 10(ai) to the Registrant's  Annual Report on
                  Form 10-K  for  the  year ended  December 31,  1993,  which  exhibit  is  incorporated herein  by reference.(2)
              (n) The  Registrant's Thrift  Restoration Plan  filed as  Exhibit 10(ak)  to the  Registrant's Annual
                  Report on  Form 10-K for the year  ended December 31, 1993, which  exhibit is incorporated herein by reference.(2)
              (o) Employment Agreement, dated  as of May 31,  1994, between  Registrant and  Robert H.   Lutz, Jr.,
                  filed  as Exhibit 10(y)  to the  Registrant's Form 10-K  for the  fiscal year  ended December 31,
                  1994, which exhibit is incorporated herein by reference.(2)
              (p) Warehousing Credit and Security Agreement, dated as  of August 15, 1995, between AMRESCO  Capital
                  Corporation and  Residential Funding  Corporation,  filed as  Exhibit 10(a) to  the  Registrant's
                  Form 10-Q/A No.   1  dated  October 25, 1995  for  the quarter  ended September 30,  1995,  which exhibit is incorporated herein by reference.
              (q) Second Amendment to  Agreement for Purchase and Sale of  Assets, dated November 21, 1995,  by and
                  among the  Registrant,  Holliday  Fenoglio, Inc.    and certain  sellers and  shareholders  named
                  therein  filed  as Exhibit 10(am)  to  the  Registrant's  Form 10-K for  the  fiscal  year  ended
                  December 31, 1995, which exhibit is incorporated herein by reference.
              (r) Amendment  to Stock  Option Agreement,  dated as  of  April 1, 1995,  between the  Registrant and
                  Bruce W.  Schnitzer  filed as Exhibit 10(an) to  the Registrant's Form 10-K  for the fiscal  year ended December 31, 1995, which exhibit is incorporated herein by reference.(2)
              (s) Lease Agreement, dated as  of February 9,  1996, between K-P  Plaza Limited  Partnership and  the
                  Registrant filed  as  Exhibit 10(ao) to  the Registrant's  Form 10-K for  the  fiscal year  ended
                  December 31, 1995, which exhibit is incorporated herein by reference.
              (t) Interim  Warehouse and  Security  Agreement,  dated as  of  February 23, 1996,  among  Prudential
                  Securities Realty  Funding Corporation  and  AMRESCO Residential  Mortgage Corporation  filed  as
                  Exhibit 10(ap) to the  Registrant's Form 10-K for the fiscal  year ended December 31, 1995, which exhibit is incorporated herein by reference.
              (u) Second Amended and  Restated Loan Agreement dated  as of February  7, 1997 by and  among AMRESCO,
                  INC.  and certain of its  subsidiaries and NationsBank  of Texas, N.A. and  certain other lenders designated therein filed  as Exhibit 10.1 to  the Registrant's Form 8-K  dated February 20, 1997, which exhibit is incorporated herein by reference.
              (v) Letter Agreement related  to the Bridge Loan, dated February  7, 1997 by and  among AMRESCO, INC.
                  and certain  of its subsidiaries  and NationsBank  of Texas, N.A.  filed as Exhibit  10.2 to  the
                  Registrant's Form  8-K  dated  February  20,  1997,  which  exhibit  is  incorporated  herein  by reference.
              (w) Promissory Note related  to the Letter  Agreement dated  February 7, 1997 by  and among  AMRESCO,
                  INC. and certain of its subsidiaries and NationsBank of Texas, N.A. filed as Exhibit 10.3  to the
                  Registrant's  Form  8-K  dated  February  20,  1997,  which  exhibit is  incorporated  herein  by reference.
              (x) Form of Severance Agreement,  dated as of May 29, 1996, with Robert H Lutz, Jr., Robert L. Adair,
                  Barry L. Edwards, L. Keith Blackwell, Ronald B. Kirkland and Ronald Castleman. (1) (2)
              (y) Form of Letter Agreement, dated as of March 20, 1997,  with Harold E. Holliday, Jr. and Scott  J.
                  Reading. (1) (2)
              (z) Incentive  Compensation  Program,  dated  August  15,  1996,  for  certain  employees  of AMRESCO
                  Residential Credit Corporation. (1) (2)
             (aa) AMRESCO Deferred Compensation Program, Dated as of January 1, 1996. (1) (2)
             (ab) Amendment No. 1 to AMRESCO Deferred Compensation Program, dated December 31, 1996. (1) (2)
             (ac) AMRESCO, INC. 1997 Stock Option Plan. (1) (2)
             (ad) AMRESCO, INC. 1995 Stock Option and Award Plan, as amended and restated. (1) (2)
              11. Statement re: Computation of Per Share Earnings.(1)
              21. Subsidiaries of the Registrant.(1)
           23.(a) Consent of Independent Auditors-Deloitte and Touche L.L.P.(1)
              (b) Consent of Independent Auditors-Coopers and Lybrand L.L.P.(1)
              24. Power of Attorney of the Directors and certain officers of the Registrant.(1)
              27. Financial Data Schedule.(1)

(1)      Filed herewith.

(2) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

Reports on Form 8-K

         During the fiscal quarter ended December 31, 1996, the Company filed one Current Report on Form 8-K, which reported information under Item 2 (Acquisition of Assets) dated November 6, 1996 and subsequently amended on Form 8-K/A dated October 25, 1996.

                         INDEX TO FINANCIAL STATEMENTS


                                                                                                                PAGE
                                                                                                                ----
     I.  Financial Statements of AMRESCO, INC. and Subsidiaries

      Consolidated Balance Sheets, December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . .       F-2
      Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994  . . . . . . .       F-3
      Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994        F-4
      Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994  . . . . .       F-5
      Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-6
      Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-22

    II. Financial Statements of Quality Mortgage USA, Inc. and Subsidiaries

       Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-23
       Consolidated Balance Sheets, September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . .      F-24
       Consolidated Statements of Income for the Years Ended September 30, 1996 and 1995  . . . . . . . . .      F-25
       Consolidated Statement of Stockholders' Equity for the Years Ended September 30, 1996 and 1995   . .      F-26
       Consolidated Statements of Cash Flows for the Years Ended September 30, 1996 and 1995  . . . . . . .      F-27
       Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-28

                        AMRESCO, INC.  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)



                                                                                                 1996           1995
                                                                                               ----------       --------
                                           ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 29,046        $16,139
 Temporary investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         34,190         21,942
 Accounts receivable, net of reserves of $1,611 and $1,737, respectively . . . . . . . . .         12,243         18,576
 Mortgage loans held for sale, net  (Note 3) . . . . . . . . . . . . . . . . . . . . . . .        374,536        160,843
 Loans, net (Note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         42,188          3,389
 Investments in purchased loan and other asset portfolios  (Note 3)  . . . . . . . . . . .        251,060        176,753
 Asset backed securities - available for sale  (Note 4)  . . . . . . . . . . . . . . . . .         55,678         34,038
 Retained interests in securitizations - trading (Note 4)  . . . . . . . . . . . . . . . .        130,328         12,149
 Deferred income taxes  (Note 8) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,285         12,184
 Premises and equipment, net of accumulated depreciation of $5,285 and $2,335,
   respectively  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,228          5,904
 Intangible assets, net of accumulated amortization of $11,110 and $4,136, respectively            87,219         49,863
   (Note 2)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 Other assets (Note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         27,940          9,933
                                                                                               ----------       --------


 TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,075,941       $521,713
                                                                                               ==========       ========




                            LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES:
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      15,988  $      14,124
   Accrued employee compensation and benefits (Note 11)  . . . . . . . . . . . . . . . . .         14,521         10,487
   Notes payable  (Note 7)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        260,092        127,796
   Warehouse loans payable  (Note 7)   . . . . . . . . . . . . . . . . . . . . . . . . . .        354,562        153,158
     Senior notes  (Note 7)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         57,500
     Senior subordinated notes  (Note 7) . . . . . . . . . . . . . . . . . . . . . . . . .         57,500
   Convertible debt  (Note 7)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        45,000
   Income taxes payable  (Note 8)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,742          2,897
   Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,521          7,457
                                                                                               ----------       --------
      TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        774,426        360,919
                                                                                               ----------       --------

 COMMITMENTS AND CONTINGENCIES  (Notes 12 and 13)
 SHAREHOLDERS' EQUITY (Note 10):
   Common stock, $0.05 par value, authorized 50,000,000 shares; 33,796,145 and 26,689,331
      shares issued and outstanding, respectively  . . . . . . . . . . . . . . . . . . . .          1,690          1,334
   Capital in excess of par  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        213,843        106,054
   Reductions for employee stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,129)        (2,238)
   Treasury stock, $0.05 par value, 24,339 shares in 1996 and 1995   . . . . . . . . . . .           (160)          (160)
   Net unrealized gains  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            249            114
   Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         87,022         55,690
                                                                                               ----------       --------
      TOTAL SHAREHOLDERS' EQUITY   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        301,515        160,794
                                                                                               ----------       --------


 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . .    $ 1,075,941   $    521,713
                                                                                               ==========       ========




                See notes to consolidated financial statements.

                        AMRESCO, INC.  AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                        1996            1995            1994
                                                                                     ----------       ---------       ---------
 REVENUES:
   Interest and other investment income  . . . . . . . . . . . . . . . . . . .        $ 103,639       $  40,105       $  14,215
   Mortgage banking and servicing fees   . . . . . . . . . . . . . . . . . . .           40,697          24,382           6,176
   Asset management and resolution fees  . . . . . . . . . . . . . . . . . . .           34,300          41,295          93,764
   Gain on sale of loans and investments, net  . . . . . . . . . . . . . . . .           18,394           1,382
   Other revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,037           3,322          15,636
                                                                                     ----------       ---------       ---------
      Total revenues   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          200,067         110,486         129,791
                                                                                     ----------       ---------       ---------

 EXPENSES:
   Personnel   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           78,864          52,852          68,143
   Interest . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           36,763           6,921           1,768
   Other general and administrative  . . . . . . . . . . . . . . . . . . . . .           25,098          16,121          21,166
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .            8,876           4,334           3,028
                                                                                     ----------       ---------       ---------
         Total expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .          149,601          80,228          94,105
                                                                                     ----------       ---------       ---------
 Income from continuing operations before income taxes . . . . . . . . . . . .           50,466          30,258          35,686
 Income tax expense  (Note 8)  . . . . . . . . . . . . . . . . . . . . . . . .           19,134          11,593          14,753
                                                                                     ----------       ---------       ---------
 INCOME FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . . . . . . . . .           31,332          18,665          20,933
 Gain (loss) from discontinued operations, net of income taxes  (Note 9) . . .                            2,425          (2,185)
                                                                                     ----------       ---------       ---------
 NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   31,332       $  21,090       $  18,748
                                                                                     ==========       =========       =========





 Earnings per share from continuing operations:
    Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     1.12      $     0.76     $      0.88
    Fully-diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1.05            0.75            0.88
 Earnings per share: . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
    Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     1.12      $     0.86     $      0.79
    Fully-diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1.05            0.85            0.79
 Weighted average number of common shares outstanding and common share
 equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           28,099          24,654          23,679



                See notes to consolidated financial statements.

                        AMRESCO, INC.  AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                             COMMON STOCK
                                            $0.05 PAR VALUE
                                          -------------------
                                                                           REDUCTION            NET
                                                               CAPITAL IN    FOR             UNREALIZED                TOTAL
                                           NUMBER OF           EXCESS OF  EMPLOYEE  TREASURY   GAINS     RETAINED   SHAREHOLDERS'
                                            SHARES     AMOUNT    PAR       STOCK     STOCK    (LOSSES)   EARNINGS     EQUITY
                                          ----------   ------  --------   -------    -----     -----     -------     --------
JANUARY 1, 1994                           22,309,817   $1,116   $67,112     $ (607)                       $24,078     $91,699
Exercise of stock options (Note 10)          711,590       35     1,560                                                 1,595
Issuance of common stock for
   acquisition (Note 2)                      571,240       29     4,291                                                 4,320
Tax benefits from employee stock
   compensation                                                   1,728                                                 1,728
Repayments of notes receivable for
   officer's shares (Note 10)                                                 178                                         178
Dividends paid ($0.20 per share)                                                                           (4,620)     (4,620)
Foreign currency translation
   adjustments                                                                                $  (62)                     (62)
Net income                                                                                                 18,748      18,748
                                          ----------   ------  --------   -------    -----     -----     --------    --------
DECEMBER 31, 1994                         23,592,647    1,180    74,691      (429)               (62)      38,206     113,586
Common stock offering (Note 10)            2,300,000      115    24,995                                                25,110
Exercise of stock options (Note 10)          434,480       22     1,234                                                 1,256
Issuance of common stock for earnout
   (Note 2)                                  112,002        5       772                                                   777
Issuance of common stock for unearned
   stock compensation (Note 10)              250,202       12     2,385    (2,397)
Amortization of unearned stock
   compensation     (Note 10)                                                 279                                         279
Tax benefits from employee stock
   compensation                                                   1,977                                                 1,977
Repayment of notes receivable for
   officers' shares (Note 10)                                                 220                                         220
Settlement of notes receivable for
   officers' shares with common stock
   (14,339 shares)                                                             89     $(89)
Acquisition of treasury stock
   (10,000 shares)                                                                     (71)                               (71)
Dividends paid ($0.15 per share)                                                                           (3,606)     (3,606)
Foreign currency translation
   adjustments                                                                                   111                      111
Unrealized gain on investments
   available for sale, net (Note 4)                                                               65                       65
Net income                                                                                                21,090       21,090
                                          ----------   ------  --------   -------    -----     -----     -------     --------
DECEMBER 31, 1995                         26,689,331    1,334   106,054    (2,238)    (160)      114      55,690      160,794
Exercise of stock options (Note 10)          466,760       23     1,975                                                 1,998
Issuance of common stock for earnout
   (Note 2)                                   57,186        3       774                                                   777
Common stock offering (Note 10)            2,992,148      150    60,740                                                60,890
Tax benefits from employee stock
   compensation                                                   1,500                                                 1,500
Cancellation of restricted common stock       (9,280)               (79)       79
Debt conversion to common stock (Note 10)  3,600,000      180    42,879                                                43,059
Amortization of unearned stock
   compensation     (Note 10)                                               1,015                                       1,015
Repayment of notes receivable for
   officers' shares (Note 10)                                                  15                                          15
Foreign currency translation adjustments                                                        (344)                    (344)
Unrealized gain on investments available
   for sale, net (Note 4)                                                                        479                      479
Net income                                                                                                31,332       31,332
                                          ----------   ------  --------   -------    -----     -----     -------     --------
DECEMBER 31, 1996                         33,796,145   $1,690  $213,843   $(1,129)   $(160)    $ 249     $87,022     $301,515
                                          ==========   ======  ========   =======    =====     =====     =======     ========


                See notes to consolidated financial statements.

                        AMRESCO, INC.  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)


                                                                                        1996            1995            1994
                                                                                    -----------      ----------      ----------
 OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  31,332     $   21,090       $   18,748
    Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
        Gain on sale of mortgage loans and other securities . . . . . . . . . .         (18,394)
        Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .           8,876           4,334           3,028
        Accretion of interest income  . . . . . . . . . . . . . . . . . . . . .         (12,745)
        Provision for loss (gain) on sale of discontinued operation . . . . . .                          (2,425)          1,645
        Write-off of intangible related to contract conclusion  . . . . . . . .                                           2,827
        Deferred tax provision (benefit). . . . . . . . . . . . . . . . . . . .          (1,101)          5,023             966
        Loss from disposition of property and equipment . . . . . . . . . . . .                              67             198
        Employee stock compensation . . . . . . . . . . . . . . . . . . . . . .           1,015             279
        Increase (decrease) in cash for changes in (exclusive of assets and liabilities acquired in business combinations):
            Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . .           6,369           4,757          17,855
            Mortgage loans held for sale, net . . . . . . . . . . . . . . . . .        (232,935)       (160,843)
            Warehouse loans payable . . . . . . . . . . . . . . . . . . . . . .         116,962         153,158
            Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (6,441)         (3,990)          1,908
            Accounts payable and accrued compensation and benefits. . . . . . .           1,393          (2,272)         (4,768)
            Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . .             845              61             678
            Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .           6,222         (11,577)         (4,137)
                                                                                    -----------      ----------      ----------
          Net cash provided by (used in) operating activities   . . . . . . . .         (98,602)          7,662          38,948
                                                                                    -----------      ----------      ----------
 INVESTING ACTIVITIES:
   Purchase of temporary investments, net . . . . . . . . . . . . . . . . . . .         (12,248)        (21,942)
   Purchase of purchased loan and other  asset portfolios . . . . . . . . . . .        (218,879)       (166,180)        (59,099)
   Collections on purchased loan and other asset portfolios . . . . . . . . . .         108,272          57,208          30,815
   Purchase of asset backed securities  . . . . . . . . . . . . . . . . . . . .         (21,877)        (43,516)         (3,481)
   Proceeds from sale of and collections on asset backed securities . . . . . .             237          13,067
   Purchase of retained interests in securitizations  . . . . . . . . . . . . .                         (12,149)
   Proceeds from sale of and collections on retained interests in
     securitizations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          46,739
   Cash used for purchase of subsidiaries . . . . . . . . . . . . . . . . . . .         (57,437)        (22,323)        (17,830)
   Investment in joint venture  . . . . . . . . . . . . . . . . . . . . . . . .         (13,905)
   Proceeds from sales of subsidiaries  . . . . . . . . . . . . . . . . . . . .                           6,250           1,385
   Purchase of premises and equipment . . . . . . . . . . . . . . . . . . . . .          (6,480)         (2,384)         (2,141)
                                                                                    -----------      ----------      ----------
          Net cash used in investing activities   . . . . . . . . . . . . . . .        (175,578)       (191,969)        (50,351)
                                                                                    -----------      ----------      ----------
 FINANCING ACTIVITIES:
   Net proceeds from notes payable and other debt . . . . . . . . . . . . . . .       1,108,720         565,311          19,894
   Repayment of notes payable and other debt  . . . . . . . . . . . . . . . . .        (886,036)       (408,974)        (31,547)
   Payment of dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          (4,785)         (3,441)
   Proceeds from common stock offering  . . . . . . . . . . . . . . . . . . . .          60,890          25,110
   Stock options exercised  . . . . . . . . . . . . . . . . . . . . . . . . . .           1,998           1,256           1,595
   Tax benefit of employee stock compensation . . . . . . . . . . . . . . . . .           1,500           1,977           1,728
   Tax effect of unrealized gains and losses  . . . . . . . . . . . . . . . . .                             (44)
   Acquisition of treasury stock  . . . . . . . . . . . . . . . . . . . . . . .                             (71)
   Repayment of notes receivable for officers' shares . . . . . . . . . . . . .              15             220             178
                                                                                    -----------      ----------      ----------
          Net cash provided by (used in) financing activities   . . . . . . . .         287,087         180,000         (11,593)
                                                                                    -----------      ----------      ----------
Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . .          12,907          (4,307)        (22,996)
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . .          16,139          20,446          43,442
                                                                                    -----------      ----------      ----------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . .     $    29,046      $   16,139      $   20,446
                                                                                    ===========      ==========      ==========




 SUPPLEMENTAL DISCLOSURES:
   Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 35,667          $5,494          $1,533
   Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,289           4,813           8,507
   Common stock issued for purchase of mortgage banking subsidiary and related
     earnout  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             777             777           4,320
   Accrued earnout payment for purchase of mortgage banking subsidiary  . . . .           3,883           3,883           3,883
   Common stock issued for unearned stock compensation  . . . . . . . . . . . .                           2,397
   Notes receivable received in connection with sales of subsidiaries . . . . .                                             818
   Exchange of loans held for sale for retained interests in securitizations  .         105,612
   Conversion of convertible debt to common stock . . . . . . . . . . . . . . .          45,000

                See notes to consolidated financial statements.

                        AMRESCO, INC.  AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         AMRESCO, INC. (the "Company") is engaged primarily in the business of residential mortgage banking, commercial mortgage banking, asset management, institutional real estate investment advisory services and commercial finance. The Company's business may be affected by many factors, including real estate and other asset values, the level of and fluctuations in interest rates, changes in the securitization market and competition. In addition, the Company's operations require continued access to short and long term sources of financing.

         Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

         Revenue and Expense Recognition -- Revenues from the Company's residential mortgage banking activities consist of fees from originations of loans, interest earned on residential mortgage loans originated and purchased, gains on the securitization and sale of such loans and other related securities and accrued earnings on certificates purchased or retained from securitization trusts. The gains on the securitization and sale of mortgage loans and other related securities represent the amount by which the proceeds received (including the estimated value of any certificates retained) exceed the sum of the basis of the assets sold and the cost of securitization. When assets are securitized and sold, the retained interest is valued at the discounted present value of the cash flow expected to be realized over the anticipated average life of the assets sold after future estimated credit losses and normal servicing and other fees relating to the assets sold. The discounted present value of such retained interest is computed using management's assumptions of market discount rates, prepayment rates, default rates and other costs. Interest income on mortgage loans held for sale and retained interests in securitizations is recorded as earned. Interest income represents the interest earned on the loans during the warehousing period (the period prior to their securitization) and the recognition of interest income on the securities retained after securitization.

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

         Revenues from the Company's institutional real estate investment advisory business are earned from providing real estate investment advisory services to institutional and corporate investors, including acquisition, portfolio/asset management and disposition services.

         Cash Equivalents -- Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

         Temporary Investments -- Temporary investments consist of short-term investments such as Treasury bills, federal agency securities and commercial paper with a maturity of three months or less when purchased. The Company has the intent and ability to hold these investments to maturity and are carried at amortized cost. Because of the short maturities, cost approximates fair value. All temporary investments are pledged as collateral under an investment loan agreement. See Note 7.

         Receivables -- Receivables are recognized as earned according to the respective management contracts. The Company's exposure to credit loss in the event that payment is not received for revenue recognized equals the balance of accounts receivable on the balance sheet.

         Mortgage Loans Held for Sale, net -- Mortgage loans held for sale are carried at the lower of cost or market, net of deferred loan origination fees and associated direct costs. Loan origination fees and associated direct costs are deferred and recognized upon sale. Market is determined on an individual loan basis based upon the estimated fair value of similar loans for the month of expected delivery.

         Loans, net -- Loans are stated at face value, net of deferred loan origination fees and associated direct costs and net of an allowance for loan losses. Loan origination fees and incremental direct costs are deferred and recognized over the life of the loan as an adjustment to yield, using the interest method. The Company provides for estimated loan losses by establishing an allowance for loan losses through a charge to earnings. Management's periodic evaluation of the allowance for estimated losses is based upon an analysis of the portfolio, historical loss experience, economic conditions and trends, collateral values and other relevant factors.

         Investments in Purchased Loan and Other Asset Portfolios -- The Company classifies its investments in purchased loan and other asset portfolios as: loan portfolios, partnerships and joint ventures and real estate. The original cost of an investment portfolio is allocated to individual assets within that portfolio based on their relative fair value to the total purchase price. The difference between gross estimated cash flows from loans and its cost is accrued using the level yield method. The Company accounts for its investments in partnerships and joint ventures using the equity method which generally results in the pass-through of the Company's pro rata share of earnings as if the Company had a direct investment in the underlying loans. Loan portfolios, partnerships and joint ventures, and real estate are carried at the lower of cost or estimated fair value.

         Asset Backed Securities -- The Company's investments in asset-backed securities are classified as available for sale and are carried at estimated fair value determined by discounting estimated cash flows at current market rates. Any unrealized gains or losses on asset-backed securities are excluded from earnings and reported as a separate component of shareholders' equity, net of tax effects. Any impairment, other then temporary, in the value of a security will be included in earnings.

         Retained Interests in Securitizations -- Retained interests in securitizations are classified as trading and are carried at market value. The carrying value of the retained interests in securitizations is analyzed by the Company on a disaggregated basis to determine whether historical loss experience, economic conditions and trends, collateral values and other relevant factors have had an impact on the carrying value. Changes in market value are included in earnings. Cash flows for retained interests in securitizations are generally subordinated to other security holders in a securitization trust.

         Premises and Equipment -- Premises and equipment, primarily building and improvements, are stated at cost less accumulated depreciation. The related assets are depreciated using the straight-line method over their estimated service lives, which range from one to thirty years. Improvements to leased property are amortized over the life of the lease or the life of the improvement, whichever is shorter.

         Intangible Assets -- Intangible assets represent the excess of purchase price over the fair market value of net assets acquired in connection with the purchases of other businesses. These intangible assets, principally goodwill, servicing rights and contracts acquired, are amortized using the straight-line method over periods ranging from one to thirty years. The Company periodically assesses the recoverability of intangible assets and estimates the remaining useful life by reviewing projected results of acquired operations, servicing rights and contracts.

         Income Taxes -- Deferred income taxes are recorded for temporary differences between the bases of assets and liabilities as recognized by tax laws and their carrying value as reported in the financial statements.

         Earnings per Share -- Primary earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for incremental shares attributed to the exercise of outstanding options to purchase common stock using the treasury stock method.
Fully-diluted earnings per share is computed by dividing net income plus interest on convertible debt (net of income taxes) by the weighted average number of common shares outstanding adjusted for incremental shares attributed to the exercise of outstanding options to purchase common stock using the treasury stock method and additional shares issued assuming conversion of convertible debt.

         Foreign Currency Translation -- Assets and liabilities of the foreign subsidiaries are translated into United States dollars at the prevailing exchange rate on the balance sheet date. Revenue and expense accounts for these subsidiaries are translated using the weighted average exchange rate during the period. These translation methods give rise to cumulative foreign currency translation adjustments which are reported as a component of equity.

         Derivative Financial Instruments -- Derivative financial instruments are utilized by the Company to reduce interest rate and foreign exchange risks. The Company has established a control environment which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instruments activities. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.
The net interest received or paid on derivative financial investment activities is reflected as interest income or expense of the related hedged position. Gains and losses resulting from the termination of derivative financial instruments are recognized over the shorter of the remaining contract lives of the derivative financial instruments or the lives of the related hedged positions or, if the hedged positions are sold, are recognized in the current period as gain or loss on sale. Gains and losses on futures contracts are deferred and amortized over the terms of the related assets or liabilities and reflected as interest income or expense of the related hedged positions. If the hedged positions are sold, any unamortized deferred gains or losses on futures contracts are recognized in the current period as gain or loss on sale.

         New Accounting Standards -- In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which did not have a significant impact on the Company's results of operations or financial position. SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered. The Company will apply the new rules of SFAS 125 prospectively to transactions beginning January 1, 1997. Based on current activities, the Company believes the adoption of SFAS 125 will not have a material impact on the Company's results of operations or financial position.

         Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the years ended December 31, 1996, 1995 and 1994. Actual results may differ from such estimates.

         Reclassifications -- Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

2.        ACQUISITIONS

         On October 25, 1996, the Company purchased substantially all of the operating assets of Quality Mortgage USA, Inc. ("Quality") for $65,000,000 in cash and the assumption of warehouse indebtedness and certain other liabilities. Quality was an originator of non-conforming (sub-prime grade) residential mortgages. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated as follows (in thousands):

          Cash and cash equivalents . . . . . . . . . . .    $ 10,667
          Retained interests in securitizations . . . . .      29,628
          Mortgage loans held for sale  . . . . . . . . .      86,371
          Intangible assets . . . . . . . . . . . . . . .      38,651
          Premises and equipment  . . . . . . . . . . . .       9,028
          Accounts payable and accrued liabilities  . . .      (4,591)
          Warehouse loans payable . . . . . . . . . . . .     (84,442)
          Notes payable . . . . . . . . . . . . . . . . .     (20,312)
                                                             --------
               Net assets acquired  . . . . . . . . . . .    $ 65,000
                                                             ========


         The allocation of the purchase price was based upon preliminary estimates and is subject to adjustment. The intangible assets are being amortized using the straight line method over 15 years.

         The following pro forma financial information for the twelve months ended December 31, 1996 and 1995 is presented as if the acquisition of the assets of Quality occurred at the beginning of the periods presented and is not necessarily indicative of the results of operations that would have occurred if Quality would have been purchased on these dates or of results that may occur in the future (in thousands, except per share data):

                                                                                      Year Ended December 31,
                                                                                  -------------------------------
                                                                                     1996                 1995
                                                                                  -----------          ----------
Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   241,170          $  194,246
Income from continuing operations . . . . . . . . . . . . . . . . . . .                21,395              24,042
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                21,395              26,467

Earnings per share:
  Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $      0.76          $     0.96
  Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  0.67                0.94

         On October 27, 1995, the Company completed the acquisition of the third-party securitized, commercial mortgage loan Master Servicer and Special Servicer operating assets of EQ Services, Inc. and Equitable Real Estate Investment Management, Inc. (collectively "EQS") for $16,864,000, primarily consisting of servicing contracts and other intangibles. Effective November 20, 1995, the Company completed the purchase of substantially all of the pension fund advisory contracts and certain other assets of Acacia Realty Advisors, Inc. ("Acacia") for $4,180,000, primarily consisting of servicing contracts and other intangibles. Effective June 30, 1995, the Company acquired substantially all of the assets of CKSRS Housing Group, Ltd., ("CKSRS") a Miami, Florida-based commercial mortgage banking company specializing in the origination, sale and servicing of multifamily mortgages in Florida for $1,278,000.

         Effective August 1, 1994, the Company acquired substantially all of the assets of Holliday Fenoglio Dockerty & Gibson, Inc. and certain of its affiliates ("Holliday Fenoglio"), which were originators and servicers of commercial mortgages, for approximately $33,000,000, based upon an initial payment of $17,280,000 in cash and $4,320,000 in stock, and three additional annual earnout payments if targeted earnings are met or exceeded in 1994, 1995 and 1996. For each of the periods ended December 31, 1996, 1995 and 1994, $3,883,000 was accrued for the respective year's earnout payment. The transaction has been accounted for as an asset purchase. The purchase price, determined based on the cash paid, the fair market value of the Company stock issued and direct acquisition costs, was allocated to the Holliday Fenoglio assets acquired based on the fair market value at the date of acquisition.

3.       LOANS AND ASSET PORTFOLIOS

         Investments in purchased loan and other asset portfolios at December 31, 1996 and 1995 consisted of the following (in thousands):

                                                            1996           1995
                                                           --------      --------
Loan portfolios . . . . . . . . . . . . . . . . . .        $199,475      $136,373
Partnerships and joint ventures . . . . . . . . . .          27,723        34,694
Real estate . . . . . . . . . . . . . . . . . . . .          23,862         5,686
                                                           --------      --------
                                                           $251,060      $176,753
                                                           ========      ========

         The Company's asset portfolio's consist primarily of loans purchased at a substantial discount from their principal amount. Substantially all of the Company's investments in asset portfolios are backed by commercial mortgage real estate. All of the Company's investments in loan portfolios are collateral under the Company's notes payable and other debt. The Company investment in asset portfolios are disbursed throughout the United States, with a heavier concentration in the Northeast and West, in addition to Canada and the United Kingdom. The Company does not believe it has significant concentration risk in any geographic area that could have a detrimental effect upon the Company.

         Mortgage loans held for sale at December 31, 1996 and 1995 consisted of the following (net of an allowance for loan losses on residential mortgage loans of $1,390,000 at December 31, 1996) (in thousands):

                                                                                            1996        1995
                                                                                          --------    --------
Residential mortgage loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $307,752    $160,843
Commercial mortgage loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       66,784
                                                                                          --------    --------
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $374,536    $160,843
                                                                                          ========    ========

         At December 31, 1996, the Company was committed to sell, as part of a December 1996 securitization, approximately $142,000,000 of residential mortgage loans held for sale. Such loans were sold in early 1997.

         Loans at December 31, 1996 of $42,188,000 (net of an allowance for loan losses of $840,000) consisted primarily of high yield loans to businesses and projects which were unable to access traditional lending sources. Included in loans at December 31, 1996 were deferred loan origination fees and costs which aggregated approximately $860,000.

4.       INVESTMENTS

         Securities available for sale, carried at estimated fair value, at December 31, 1996 and 1995, were as follows (in thousands):

                                                                           GROSS          GROSS
                                                         AMORTIZED       UNREALIZED     UNREALIZED     ESTIMATED
                                                            COST            GAIN           LOSS        FAIR VALUE
                                                        -------------   -------------   -----------  -------------
 1996:
   Asset-backed securities  . . . . . . . . . . .          $54,902           $1,580          $(804)      $55,678
 1995:
   Asset-backed securities  . . . . . . . . . . .          $33,930             $325          $(217)      $34,038



         Maturities of securities available for sale are not presented because the loans underlying such securities are subject to prepayment. All of the Company's asset-backed securities are collateral under the Company's notes payable and other debt.

         Net proceeds from sale of retained interests in securitizations in 1996 were $44,000,000 and no gain or loss was recognized on the transaction.

5.       INVESTMENT IN COMMERCIAL MORTGAGE BANKING JOINT VENTURE

         In November 1996, the Company entered into a joint venture agreement with a large investment banking firm to fund and securitize commercial mortgage loans. The Company owns a 50% interest in AMRESCO Commercial Mortgage Funding L.P. ("ACC Joint Venture"), and accounts for its investment using the equity method. The Company's investment at December 31, 1996 was $13,641,000 and was included in other assets. The following is a summary of the financial position and results of operations of the ACC Joint Venture at December 31, 1996 and from inception through December 31, 1996 (in thousands):

                                                            1996
                                                        -----------
Mortgage loans held for sale  . . . . . . . . . . .      $  257,369
Total assets  . . . . . . . . . . . . . . . . . . .         265,146
Nonrecourse debt  . . . . . . . . . . . . . . . . .         235,586
Partners equity . . . . . . . . . . . . . . . . . .          27,198

Revenues  . . . . . . . . . . . . . . . . . . . . .      $    3,721
Operating expenses  . . . . . . . . . . . . . . . .           2,929
                                                        -----------
Net income  . . . . . . . . . . . . . . . . . . . .     $       792
                                                        ===========

6.        ASSET MANAGEMENT CONTRACTS

         The Company provides asset management and resolution services for private investors, financial institutions and government agencies. Generally, the contracts provide for the payment of a fixed management fee which is reduced proportionately as managed assets decrease, a resolution fee using specified percentage rates based on net cash collections and an incentive fee for resolution of certain assets. Asset management and resolution contracts are of a finite duration, typically 3-5 years. Unless new assets are added to these contracts during their terms, the amount of total assets under management decreases over the terms of these contracts.

         On August 31, 1994, the Company and NationsBank Corporation concluded their asset management contract ("NationsBank Contract"). The NationsBank Contract had an original term expiring in June 1997 and, as provided, the Company received an early conclusion fee of $10,000,000 which was included in 1994 other revenues. One-time expenses related to the NationsBank Contract conclusion included incentive compensation of $1,200,000 and $2,800,000 for related intangible write-offs. A significant management contract with the FDIC expired on January 31, 1995. During 1994, all the existing asset management contracts with the Resolution Trust Corporation ("RTC") expired, and in December 1995 the Company received a $4,000,000 final settlement from the RTC for certain contracts.

7.       NOTES PAYABLE AND OTHER DEBT:

         The Company's notes payable and other debt at December 31, 1996 and 1995, consisted of the following (in thousands):

                                                                                           1996          1995
                                                                                         --------      --------
 Notes payable:
   Revolving loan agreements  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $178,956       $67,500
   Revolving investment loan agreement  . . . . . . . . . . . . . . . . . . . . . .        34,190        21,942
   Nonrecourse debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        46,823        38,354
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           123
                                                                                         --------      --------
         Total notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $260,092      $127,796
                                                                                         ========      ========

Warehouse loans payable:
   Residential debt facilities  . . . . . . . . . . . . . . . . . . . . . . . . . .      $289,136      $135,601
   Commercial debt facilities . . . . . . . . . . . . . . . . . . . . . . . . . . .        65,426        17,557
                                                                                         --------      --------
         Total warehouse loans payable  . . . . . . . . . . . . . . . . . . . . . .      $354,562      $153,158
                                                                                         ========      ========

8.75% senior notes due July 1, 1999 . . . . . . . . . . . . . . . . . . . . . . . .       $57,500
                                                                                          =======
10.0% senior subordinate notes due January 15, 2003 . . . . . . . . . . . . . . . .       $57,500
                                                                                          =======
8.0% convertible subordinated debentures due December 15, 2005  . . . . . . . . . .                     $45,000
                                                                                                        =======

         Revolving Loan Agreements -- Effective June 13, 1996, the Company amended its revolving loan agreement ("Revolving Loan Agreement") with a syndicate of lenders, led by NationsBank of Texas, N.A. ("Bank"). This $200,000,000 Revolving Loan Agreement matures May 31, 1998 and replaced the Company's $150,000,000 revolving loan agreement. The borrowing terms, including interest, may be selected by the Company and tied to either the Bank's variable rate (8.25% at December 31, 1996) or, for advances on a term basis up to approximately 180 days, a rate equal to an adjusted LIBOR rate (7.0% at December 31, 1996). Interest is payable quarterly and at the end of each advance period. The Revolving Loan Agreement is secured by substantially all of the assets of the Company not pledged under other credit facilities, including stock of a majority of the Company's subsidiaries. The Company has outstanding letters of credit totaling $3,271,000 at December 31, 1996, which reduce the available revolving line. The available borrowing capacity under this facility at December 31, 1996 was $17,773,000. At December 31, 1996, $178,956,000 was outstanding under the Revolving Loan Agreement. On February 7, 1997, the Revolving Loan Agreement was amended to provide for a $350,000,000 credit facility consisting of a $275,000,000 revolving credit facility and a $75,000,000 term facility. The revolving credit facility matures on May 31, 1998 and the term facility matures on May 31, 2000.

         On February 7, 1997, the Company and certain of its subsidiaries entered into a $25,000,000 bridge loan facility with the Bank secured with the same collateral securing the Revolving Loan Agreement, and generally bears interest at a rate based upon the adjusted LIBOR Rate (as defined in the note evidencing the bridge loan facility) plus 200 basis points. Under certain circumstances interest under the bridge loan facility shall accrue at the Bank's prime rate. The bridge loan facility will mature on April 30, 1997, subject to the Company's one-time qualified right to renew the facility for a 1 year period. The obligation of the Bank to extend credit under the bridge loan facility shall be waived in the case of any default or event of default. Under the bridge loan facility, the covenants and events of defaults are the same as those under the Revolving Loan Agreement.

         Revolving Investment Loan Agreement -- On January 20, 1995, the Company entered into a $35,000,000 revolving investment loan agreement with the Bank, amended as of March 5, 1996 and increased to $80,000,000. Proceeds of the loan are used to acquire short-term investments which secure the loan. Interest is computed based on market rates adjusted for the Company's credited funds at the Bank. At December 31, 1996, $34,190,000 was outstanding under this facility. In January 1997, the Company discontinued its revolving investment loan agreement and related temporary investment activities.

         Nonrecourse Debt -- On October 17, 1996, a wholly-owned subsidiary of the Company entered into a Master Repurchase Agreement ("Repurchase Agreement") with a financial services company to fund retained interests in securitizations and warehouse loans acquired from Quality. Indebtedness under the Repurchase Agreement is secured only by the specific assets sold (aggregating $29,210,000 at December 31, 1996) under an obligation to repurchase and mature at various dates in 1997. Interest rates and repurchase dates vary for each repurchase transaction undertaken pursuant to the Repurchase Agreement. At December 31, 1996, $20,296,000 was outstanding under this facility bearing interest at 6.3% to 6.8%.

         On December 19, 1995, a wholly-owned subsidiary of the Company entered into a non-recourse Global Master Repurchase Agreement ("AMBS Global Agreement") to support the purchase of certain commercial mortgage pass-through certificates. At December 31, 1996, there was $26,527,000 outstanding at an interest rate of 30-day LIBOR plus 1.4% (7.0% at December 31, 1996). The repurchase transactions mature from June 18, 1997 through January 23, 1998.
The facility is secured only by the Company's investments in certain asset-backed securities.

         Residential Warehouse Debt Facilities -- On October 25, 1996, a wholly-owned subsidiary of the Company entered into a $500,000,000 warehouse line of credit with Prudential Securities Credit Corporation ("Prudential") to finance the acquisition and warehousing of residential mortgage loans. The facility is secured by the loans held for sale purchased through borrowings under this facility and bears interest at LIBOR plus an applicable margin which ranges from 0.70% to 2.00%. The stated maturity date for the Prudential warehouse facility is the earlier of (i) March 31, 1997 or (ii) the date on which the loans collateralizing the Prudential warehouse facility are securitized. At December 31, 1996, $171,212,000 was outstanding under this facility bearing interest at 6.8% per annum.

         A wholly-owned subsidiary of the Company entered into a $200,000,000 warehouse credit facility with Morgan Stanley Mortgage Capital Inc., which was amended and restated as of October 25, 1996, to finance the origination or acquisition of certain residential mortgage loans. This facility is secured by the mortgages originated or acquired under the facility. At December 31, 1996, $115,982,000 was outstanding under this facility bearing interest at LIBOR plus 0.7% (6.2%) per annum.

         On December 23, 1996, a wholly-owned subsidiary of the Company entered into a $500,000,000 warehouse credit facility with CS First Boston Mortgage Capital Corp. to finance the acquisition and warehousing of certain residential mortgage loans. This facility is secured by the mortgages acquired under the facility and bears interest at a rate of LIBOR plus 0.60% to 1.40% based upon the amount of the advance and the collateral value and unpaid principal amount of the mortgage loans related to each advance. At December 31, 1996, no indebtedness was outstanding under this facility.

        The Company anticipates that it will incur additional borrowings under these facilities in connection with the origination and purchase of loans for securitizations in the future. At December 31, 1996, $289,136,000 was outstanding under residential warehouse debt facilities secured by assets totaling $307,752,000.

         Commercial Warehouse Debt Facilities -- On August 15, 1995, a wholly-owned subsidiary of the Company entered into a mortgage warehouse facility with a funding corporation to facilitate the underwriting and origination of multi-family mortgage loans to be purchased by Freddie Mac or Fannie Mae. Indebtedness under the facility generally bears interest at a rate based upon LIBOR (as defined by the facility) plus 3.0%. The lender reduced the interest rate to LIBOR plus 1.25% on current borrowings (6.6% at December 31, 1996). The subsidiary may also be required to pay certain other fees in addition to or in lieu of interest. The maturity is expected to be approximately 60 to 80 days from the date of each such borrowing. The loan is secured by the mortgage loans originated by the Company and held for sale under the facility. At December 31, 1996, the balance outstanding under this facility was $46,960,000.

          On April 28, 1995, a wholly-owned subsidiary of the Company entered into a $25,000,000 revolving credit loan agreement with a bank to finance the origination and warehousing of certain commercial mortgage loans which was subsequently reduced to $10,000,000, however, on December 18, 1996, the bank allowed the subsidiary to borrow approximately $8,500,000 in excess of the $10,000,000 line of credit on a one-time basis. The Company has guaranteed certain of the subsidiaries obligations under the facility. Indebtedness under the facility generally bears interest at a rate based (at the subsidiary's option) upon either (i) the prime rate established by the Bank, as announced from time to time or (ii) the adjusted LIBOR Rate (as defined) plus either 1.65% or 2.0% depending upon certain enumerated factors. The subsidiary's indebtedness under the facility is secured by all mortgage loans originated by the subsidiary using funds obtained under the facility and related collection and other accounts. The original maturity date of the facility is January 25, 1998. At December 31, 1996, $18,466,000 was outstanding bearing interest at 7.3% to 7.6%.

         At December 31, 1996, $65,426,000 was outstanding under the commercial warehouse debt facilities secured by assets totaling $66,784,000.

         8.75% Senior Notes Due July 1, 1999 -- On July 16, 1996, the Company issued $57,500,000 principal amount of Senior Notes. The net proceeds of approximately $55,775,000 from such sale were used to repay borrowings under the Revolving Loan Agreement. The Senior Notes bear interest at a rate of 8.75% per annum and mature on July 1, 1999. There is no sinking fund or amortization of principal prior to maturity. The debt offering costs have been included in other assets and are amortized over the life of the debt using the effective interest method. The Senior Notes are not redeemable prior to maturity. The Senior Notes are unsecured senior obligations of the Company and subordinated to the rights of holders of secured unsubordinated indebtedness of the Company to the extent of the value of the collateral securing such indebtedness.

         10% Senior Subordinated Notes Due January 15, 2003 -- On January 30, 1996, the Company issued $57,500,000 principal amount of Senior Subordinated Notes. The net proceeds of approximately $54,900,000 from such offering were used to repay borrowings under the Revolving Loan Agreement. The Senior Subordinated Notes bear interest at 10% per annum and mature on January 15, 2003. There is no sinking fund or amortization of principal prior to maturity. The debt offering costs were included in other assets and are amortized over the life of the debt using the effective interest method. The Senior Subordinated Notes are not redeemable prior to January 15, 2001. The Senior Subordinated Notes are unsecured general obligations of the Company and subordinated to all existing and future Senior Indebtedness (as defined in Senior Subordinated Notes Indenture) of the Company.

         8% Convertible Subordinated Debentures Due December 15, 2005 -- On October 31, 1996, the Company called for redemption on December 27, 1996, its outstanding 8%, Convertible Subordinated Debentures due 2005 (the "Convertible Debentures") at 108% of the face amount (or $1,080 per $1,000 principal amount) plus accrued and unpaid interest. The Convertible Debentures, with an aggregate face amount of $45,000,000, were converted into 3,600,000 shares of the Company's common stock at a conversion price of $12.50 per share (equivalent to a conversion rate of 80 shares per $1,000 principal amount of Convertible Subordinated Debentures). All unamortized debt offering costs related to the Convertible Debentures and included in other assets were recorded as a reduction to capital in excess of par.

         Covenants -- Each of the Company's notes payable and other debt agreements has certain covenants which include financial tests, including minimum consolidated tangible net worth, maximum consolidated funded debt to consolidated capitalization ratio, minimum fixed charge coverage ratio, minimum interest coverage ratio, maximum consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio and maximum corporate facility outstanding to consolidated EBITDA ratio. The agreements also contain covenants that, among other things, limit the incurrence of additional indebtedness, investments, asset sales, loans to shareholders, dividends, transactions with affiliates, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted.

         On September 7, 1995, the Company entered into an interest rate swap agreement to hedge a portion of its 30-day LIBOR floating rate debt. The swap agreement has a notional amount of $25,000,000 and requires payment of interest by the Company at a fixed rate of 5.8% and receipt of interest by the Company at a floating rate equal to 30-day LIBOR. The agreement matures on September 7, 1997.

         Aggregate amounts of notes payable and other debt that mature during the next five years were as follows (in thousands):

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------------------
                                                1997       1998         1999      2000      2001     THEREAFTER
                                              --------   --------     -------  ---------  ---------- ----------
Notes payable . . . . . . . . . . . . . . .    $75,139   $184,953
Warehouse loans payable . . . . . . . . . .    336,096     18,466
8.75% senior notes due July 1, 1999 . . . .                           $57,500
10.0% senior subordinate notes due January
     15, 2003   . . . . . . . . . . . . . .                                                             $57,500
                                              --------   --------     -------  ---------  ----------    -------
                                              $411,235   $203,419     $57,500                           $57,500
                                              ========   ========     =======  =========  ==========    =======

8.        INCOME TAXES

         Income tax expense (benefit) consisted of the following for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                                               1996          1995         1994
                                                                              -------       -------      -------
 Current:
   Federal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $18,456        $6,040       $9,665
   State  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,779         2,147        2,609
                                                                              -------       -------      -------
        Total current tax expense . . . . . . . . . . . . . . . . . . .        20,235         8,187       12,274
Deferred tax expense (benefit)  . . . . . . . . . . . . . . . . . . . .        (1,101)        5,023          966
                                                                              -------       -------      -------
     Total income tax expense   . . . . . . . . . . . . . . . . . . . .       $19,134       $13,210      $13,240
                                                                              =======       =======      =======

Income tax expense (benefit) attributable to:
    Continuing operations . . . . . . . . . . . . . . . . . . . . . . .       $19,134       $11,593      $14,753
    Discontinued operations . . . . . . . . . . . . . . . . . . . . . .                       1,617       (1,513)
                                                                              -------       -------      -------
       Total income tax expense . . . . . . . . . . . . . . . . . . . .       $19,134       $13,210      $13,240
                                                                              =======       =======      =======


         A reconciliation of income taxes on reported pretax income at statutory rates to actual income tax expense for the years ended December 31, 1996, 1995 and 1994, is as follows (dollars in thousands):

                                                                         1996                 1995                1994
                                                                 -------------------  ------------------   ------------------
                                                                 DOLLARS        RATE  DOLLARS       RATE   DOLLARS       RATE
                                                                 -------        --    -------        --    -------        --
      Income tax at statutory rates ..........................   $17,663        35%   $12,005        35%   $11,196        35%
      State income taxes, net of Federal tax .................     1,471         3      1,205         4      1,606         5
         benefit .............................................
      Other ..................................................                                                 438         1
                                                                 -------        --    -------        --    -------        --
         Total income tax expense ............................   $19,134        38%   $13,210        39%   $13,240        41%
                                                                 =======        ==    =======        ==    =======        ==

         The net deferred tax assets at December 31, 1996 and 1995, consisted of the tax effects of temporary differences related to the following (in thousands):

                                                                                             1996         1995
                                                                                           ---------  -----------
Allowance for uncollectible accounts receivable . . . . . . . . . . . . . . . . . . . .  $       275 $        594
Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,128        1,759
Investment in subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          477          477
Reserve for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          842
Accrued employee compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,414        2,085
Net operating loss carryforwards of acquired company  . . . . . . . . . . . . . . . . .        3,848        5,334
AMT credit carryforwards  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          602          602
Reserves on real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,075        2,075
Securitized loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,176
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,123          (67)
                                                                                           ---------  -----------
   Deferred tax asset before valuation allowance  . . . . . . . . . . . . . . . . . . .       13,960       12,859
Valuation allowance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (675)        (675)
                                                                                           ---------  -----------
   Net deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  13,285  $    12,184
                                                                                           =========  ===========




         As a result of an acquisition, the Company has available for its use the acquired net operating loss carryforwards existing at the acquisition date. The Company is limited to utilizing approximately $4,246,000 of such losses annually. The following were the expiration dates and the approximate net operating loss carry forwards at December 31, 1996 (in thousands):

EXPIRATION DATE                                                                      AMOUNT
---------------                                                                   -----------
2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     3,051
2002  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,071
2003  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,459
2006  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             372
2007  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,867
                                                                                  -----------
                                                                                  $     9,820
                                                                                  ===========




         Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset, net of applicable valuation allowance, will be realized. The amount of the deferred tax asset considered realizable could be reduced or increased if estimates of future taxable income during the carryforward period are reduced or increased.

9.        DISCONTINUED OPERATION

         The Company adopted a plan on December 1, 1994 to discontinue its data processing operations for the banking and asset management industry and to sell substantially all of the assets of the related subsidiary by June 30, 1995. Gross revenues applicable to the discontinued operations were $4,542,000 for the eleven months ended November 30, 1994. The loss from discontinued operations for the eleven months ended November 30, 1994 was $1,287,000 net of a $891,000 income tax benefit. The loss from the discontinued operations for the period December 1, 1994 to December 31, 1994 was $95,000, net of a $63,000 income tax benefit. The loss on the disposal of discontinued operations for the year ended December 31, 1994 of $898,000 was net of a Company estimated income tax benefit of $622,000. On June 16, 1995, the Company sold substantially all of the assets of its data processing operations for the banking and asset management industry for $6,250,000 in cash and recorded a gain of $2,425,000, or $0.10 per share, net of certain transaction costs and a $1,617,000 provision for income taxes.

10.       COMMON STOCK AND EMPLOYEE STOCK OPTION AND PURCHASE PLANS

         The Company has a stock option and award plan for the benefit of key individuals, including its directors, officers and key employees. The plan is administered by a committee of the Board of Directors. Stock option activity under the plan for the years ended December 31, 1996, 1995 and 1994 was as follows:

                                                                                                   WEIGHTED
                                                              NUMBER OF      OPTION PRICE PER   AVERAGE OPTION
                                                                SHARES             SHARE       PRICE PER SHARE
                                                              ----------      ---------------  --------------
Options outstanding at January 1, 1994  . . . . . . . .        2,094,100       $0.60 to $4.50         $  2.96
   Granted  . . . . . . . . . . . . . . . . . . . . . .          500,000         7.00 to 8.94            7.62
   Exercised  . . . . . . . . . . . . . . . . . . . . .         (711,590)        0.60 to 3.50            2.24
   Forfeited  . . . . . . . . . . . . . . . . . . . . .          (10,060)                3.50            3.50
                                                              ----------
Options outstanding at December 31, 1994  . . . . . . .        1,872,450         0.60 to 4.50            4.41
   Granted  . . . . . . . . . . . . . . . . . . . . . .          872,160        6.88 to 11.38            9.78
   Exercised  . . . . . . . . . . . . . . . . . . . . .         (434,480)        0.60 to 6.88            2.99
   Forfeited  . . . . . . . . . . . . . . . . . . . . .           (8,337)        2.75 to 3.75            3.15
                                                              ----------
Options outstanding at December 31, 1995  . . . . . . .        2,301,793        0.60 to 11.38            6.77
   Granted  . . . . . . . . . . . . . . . . . . . . . .           45,500       13.13 to 21.75           17.39
   Exercised  . . . . . . . . . . . . . . . . . . . . .         (466,760)       3.50 to 11.38            4.28
   Forfeited  . . . . . . . . . . . . . . . . . . . . .          (68,181)       4.50 to 11.38            6.98
                                                              ----------
Options outstanding at December 31, 1996  . . . . . . .        1,812,352        0.60 to 21.75            7.67
                                                              ==========
Options exercisable at December 31, 1996  . . . . . . .        1,168,289      $0.60 to $21.75         $  6.47

Options available for grant at December 31, 1996  . . .        1,674,478

         At December 31, 1996, the Company has reserved a total of 1,812,352 shares of common stock for exercise of stock options.

         The following table summarizes information about stock options outstanding at December 31, 1996:

                                                                                                     Weighted
                                              Weighted       Weighted Average                        Average
                                              Average         Exercise Price                         Exercise
                           Number            Remaining        of Outstanding         Number          Price of
 Range of Exercise     Outstanding at       Contractual           Options        Exercisable at    Exercisable
      Prices              12/31/96              Life                                12/31/96         Options
---------------------  --------------       -----------      ----------------    --------------    -----------
    $ 0.60 - $ 2.75        165,165              5                $  2.03           165,165         $  2.03
      3.50 -   3.75        301,220              6                   3.56           301,220            3.56
      6.88 -   7.00        493,167              9                   6.93           276,352            6.95
      7.50 -   9.38        286,000              8                   8.22           209,732            8.20
      11.38 - 11.38        521,300              6                  11.38           206,720           11.38
      13.13 - 21.75         45,500              7                  17.39             9,100           17.39

         At December 31, 1996, the Company has reserved a total of 1,812,352 shares of common stock for exercise of stock options.

         The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option and award plans. Under the terms of the plans, the exercise price of each option is equal to the market price of the Company's stock on the date of grant. Accordingly, no compensation expense has been recognized under these plans. Net income and earnings per share on a proforma basis as if the Company had utilized the accounting methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," would have been as follows (in thousands, except per share data):

                                                                                       Years ended December 31,
                                                                                       ------------------------
                                                                                         1996           1995
                                                                                       ---------      ---------
Net income:
 As reported  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $31,332        $21,090
 Pro forma  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           30,015         19,102

Primary earnings per share:
 As reported  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    1.12      $    0.86
 Pro forma  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1.07           0.77

Fully diluted earnings per share:
 As reported  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    1.05      $    0.85
 Pro forma  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1.01           0.77

         The estimated fair value of options granted during 1996 and 1995 was $9.61 and $4.99 per share, respectively. For purposes of determining fair value of each option, the Company used the Black-Scholes model with the following assumptions:

          Risk-free interest rate         5.98% -7.21%
          Expected life                   7 - 8  years
          Expected volatility              43% - 45%

         A stock subscription agreement and related shareholders' agreement ("Shareholder Agreements") were entered into by the Company with various officers and other parties ("Subscribers") on December 9, 1992. The purchase price was based on $.60 per share. Certain executive officers purchased common stock with cash and promissory notes. The notes accrue interest at 6% per annum and are due and payable in December 2002 or within one year of termination of employment. The shares are subject to certain restrictions and repurchase rights pursuant to the Shareholder Agreements. In the event of termination of employment prior to December 2002, the Company could cancel unvested shares by canceling related indebtedness based on the original issue price. The notes are secured by the stock acquired and are nonrecourse to the Subscribers. The notes are classified as a reduction of shareholders' equity for financial reporting purposes. At December 31, 1996 and 1995, reductions for employee stock included notes receivable for officers' shares of $105,000 and $120,000, respectively. During 1996, $15,000 in officers' notes receivable were collected. During 1995, $309,000 in officers' notes receivable were collected, including $220,000 in cash and $89,000 in common stock.

         The Company did not issue any shares of restricted common stock during 1996 under the Company's stock option and award plan. During 1995, the Company issued 250,202 shares of restricted common stock at prices ranging from $6.88 per share to $11.38 per share under the Company's stock option and award plan. During 1996 and 1995, $1,015,000 and $279,000 in unearned stock compensation was amortized as compensation expense, respectively. At December 31, 1996 and 1995, reductions for employee stock included unearned stock compensation of $1,024,000 and $2,118,000, respectively.

         In November and December 1996, the Company completed a registered public offering of 2,992,148 shares of common stock including the underwriters' over-allotment option. The net proceeds from such offering aggregated approximately $60,400,000 and were used to repay borrowings under the Revolving Loan Agreement. The price to the public was $21.25 per share and the proceeds to the Company per share were $20.35, after underwriting discounts. In addition to the offering of shares of common stock by the Company, certain selling shareholders sold an aggregate of 5,931,852 shares of common stock for which the Company did not receive any proceeds from the sale of these shares.

         On December 27, 1996, the Company issued 3,600,000 shares of common stock upon redemption of all of the outstanding 8% Convertible Debentures. The Convertible Debentures were convertible at a conversion rate of 80.0 shares of common stock for each $1,000 principal amount of Convertible Debentures. See
Note 7.

         In December 1995, the Company completed a registered public offering of 2,300,000 shares of common stock including the underwriters' over-allotment option. The net proceeds from such offering, aggregating approximately $25,110,000, were used to repay borrowings. The price to the public was $11.75 per share and the proceeds to the Company were $11.10 per share, after underwriting discounts. In addition to the offering of shares of common stock by the Company, two institutional shareholders sold an aggregate of 2,300,000 shares of common stock for which the Company did not receive any proceeds from the sale of these shares.

         During 1996, the Company instituted a stock compensation plan that covers certain senior managers of the Company. The awards are contingent on certain earnings levels being reached by the Company in 1998 and will award participants two times their 1996 annual salary in restricted common stock of the Company of which 20% would vest immediately and the remainder would vest at the rate of 20% per year. No compensation expense was recorded in 1996 related to this plan.

11.       EMPLOYEE COMPENSATION AND BENEFITS

         Accrued employee compensation and benefits at December 31, 1996 and 1995, included amounts for incentive compensation, severance and benefits. Certain employees are eligible to receive a bonus from a pool computed on pretax income over predetermined minimum earning levels. In addition, certain employees are covered by severance plans in the event their employment is terminated due to reductions in the workforce. The Company accrues for such costs over the service period. At December 31, 1996 and 1995, a total of $572,000 and $1,423,000, respectively, was accrued for costs incurred or expected to be incurred under the severance plans of continuing operations.

         The AMRESCO Retirement Savings and Profit Sharing Plan ("Plan") qualifies under Section 401(k) of the Internal Revenue Code and incorporates both a savings component and a profit sharing component for eligible employees. As determined each year by the Board of Directors, the Company may match the employee contribution up to 6% of their base pay based on the Company's performance. For 1996, the matching contribution was set at $.50 for each $1.00 contributed by the employees. In addition to the matching savings contribution, the Company provided an annual contribution to the profit sharing retirement component of the Plan on behalf of all eligible employees. This portion of the Plan has been amended to assure that the Company is not required to make an employer profit sharing contribution to the Plan. However, it is anticipated that some level of profit sharing contribution will continue in future periods. For the years ended December 31, 1996, 1995 and 1994, the Company accrued profit sharing contributions of $1,688,000, $1,218,000 and $1,312,000, respectively. Allocation of the Company's contribution will be based on a percentage of an employee's weighted total pay. Weighted total pay places a stronger emphasis on the age of the employee and provides an increasingly larger profit sharing contribution as an employee nears retirement.

12.       COMMITMENTS AND CONTINGENCIES

         The Company has entered into non-cancelable operating leases covering office facilities which expire at various dates through 2006. Certain of the lease agreements provide for minimum annual rentals with provisions to increase the rents to cover increases in real estate taxes and other expenses of the lessor. The Company also has leases on equipment, some of which are non-cancelable, which expire on various dates through 1999. The total rent expense for the years ended December 31, 1996, 1995 and 1994, was approximately $5,334,000, $3,655,000, and $4,386,000, respectively. The future minimum annual rental commitments under non-cancelable operating lease agreements having a remaining term in excess of one year at December 31, 1996 were as follows (in thousands):

Year Ended December 31,
   1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $2,171
   1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,667
   1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,256
   2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           746
   2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           178
   Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           718

         Certain pending or threatened legal actions have alleged that the Company may be liable with respect to certain actions which allege that Quality violated certain provisions of the Real Estate Settlement Procedures Act ("RESPA") when it made certain payments to brokers in transactions that occured prior to October 25, 1996. The Company did not assume any liabilities for litigation arising out of the operations of Quality prior to October 25, 1996, the date the Company purchased substantially all of the assets of Quality. In addition to not assuming any liabilities relating to such litigation, the Company obtained an indemnification aggregating $10,000,000 from Quality, its shareholders and certain individuals which would be applicable to such litigation. Therefore, the Company does not believe that it has any liability with respect to such litigation against Quality. Even though the Company has continued, in certain instances, to make these types of payments to brokers, the Company does not believe that it has significant exposure to loss for any alleged violation of RESPA since it believes the payments it has made are not a violation of RESPA and such payments have been made on only a small portion of the residential mortgage loans which it has originated.

         The Company is a defendant in other various legal actions. In the opinion of management, such actions will not materially affect the financial position, results of operations or cash flows of the Company.

13.       FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

         The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to hedge against changes in interest rates. These financial instruments include commitments to sell certain mortgage loans, interest rate swap agreements and forward and futures contracts. These instruments involve, to varying degrees, elements of interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company controls the risk of its hedging agreements, interest rate swap agreements and forward and futures contracts through approvals, limits and monitoring procedures.

         The Company may reduce its exposure to fluctuations in interest rates by creating offsetting positions through the use of derivative financial instruments, particularly forward contracts and interest rate swaps. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company party to highly-leveraged derivatives. The notional amount of interest rate swaps is the underlying principal amount used in determining the interest payments exchanged over the life of the swap. The notional amounts are not a measure of the Company's exposure through its use of derivatives.

         The Company had four forward contracts at December 31, 1996, to sell a total of $19,000,000 three year and five year treasury securities at contracted forward prices and the Company had entered into Euro-dollar and U.S. Treasury futures contracts with a notional amount of $1,605,000,000. The Company matches the duration of the items being hedged with offsetting futures positions. At December 31, 1996, the outstanding futures contracts were hedging assets with a carrying value of approximately $218,000,000. The Company's forward contracts and futures contracts are hedges against a change in a forward contract's value which would be offset with an equivalent but opposite change in hedged residential mortgage loans and retained interests in securitizations. The forward contracts matured on March 10, 1997 and the futures contracts expire on various dates through 2000.

         The Company has eight forward contracts to sell Fannie Mae mortgage backed securities totaling $43,410,000. The contracts mature at varying dates in 1997. These forward contracts are hedges against a change in a forward contract's value which would be offset with an equivalent but opposite change in the hedged commercial mortgage loans.

         Interest rate swap agreements are used to reduce interest rate risks and costs inherent in the Company's outstanding debt. The Company enters into these agreements to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Accordingly, the Company enters into agreements to effectively convert variable-rate debt to fixed-rate debt to reduce the Company's risk of incurring higher interest costs due to rising interest rates. During 1995, the Company entered into a $25,000,000 interest rate swap agreement thereby allowing the Company to establish fixed interest rates on a portion of its outstanding debt. During 1996 and 1995, there were no deferred gains or losses related to the swap agreement. This swap agreement matures September 7, 1997. See Note 7.

         The Company continually monitors the market risk of its forward, futures and interest rate swap contracts. The Company uses commercial rating agencies to evaluate the credit quality of the counterparties, all of whom are major international financial institutions. The Company does not anticipate a loss resulting from any credit risk of these institutions.

         The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                             DECEMBER 31, 1996             DECEMBER 31, 1995
                                                         --------------------------       --------------------
                                                         CARRYING         ESTIMATED      CARRYING     ESTIMATED
                                                          AMOUNT          FAIR VALUE      AMOUNT     FAIR VALUE
                                                         --------         ---------       -------      -------
                                                                     (DOLLARS IN THOUSANDS)
 Assets:
   Cash and cash equivalents  . . . . . . . . . .         $29,046         $  29,046       $16,139      $16,139
   Temporary investments  . . . . . . . . . . . .          34,190            34,190        21,942       21,942
   Accounts receivable, net . . . . . . . . . . .          12,243            12,243        18,576       18,576
   Mortgage loans held for sale, net  . . . . . .         374,536           374,236       160,843      161,841
   Loans, net . . . . . . . . . . . . . . . . . .          42,188            42,188         3,389        3,389
   Investments in purchased loan and other asset
     portfolios   . . . . . . . . . . . . . . . .         251,060           267,395       176,753      183,194
   Asset backed securities - available for sale .          55,678            55,678        34,038       34,038
   Retained interests in securitizations - trading        130,328           130,328        12,149       12,149
 Liabilities:
   Accounts payable . . . . . . . . . . . . . . .          15,988            15,988        14,124       14,124
   Notes payable and warehouse loans payable  . .         614,654           614,654       280,954      281,354
   Senior notes . . . . . . . . . . . . . . . . .          57,500            58,988
   Senior subordinated notes  . . . . . . . . . .          57,500            58,844
   Convertible debt . . . . . . . . . . . . . . .                                          45,000       45,000
 Off-Balance Sheet:
   Interest rate swap . . . . . . . . . . . . . .                               (41)                      (251)
   Forward contracts  . . . . . . . . . . . . . .                                77                       (998)
   Futures contracts  . . . . . . . . . . . . . .                               256
   Letters of credit ($3,272 and $239,
     respectively)  . . . . . . . . . . . . . . .

         The fair values of loans, investments in purchased loan and other asset portfolios, asset backed securities, retained interests in securitizations, notes payable and other debt, senior notes, senior subordinated notes and convertible debt were estimated based on present values of estimated cash flows using current entry-value interest rates applicable to each category of such financial instruments (which notes reflect the credit risk applicable to the instruments). Mortgage loans held for sale were valued at their contracted sales prices. The carrying amount of cash and cash equivalents, temporary investments, accounts receivable, net of reserves and accounts payable approximated fair value. The Company has reviewed its exposure on standby letters of credit and has determined that the fair value of such exposure is not material. The fair values of the interest rate swap and forward contracts were estimated using market quotes. The fair value estimates presented herein were based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the date presented, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

14.       SUBSEQUENT EVENTS (UNAUDITED)

         On February 25, 1997, the Company issued options to purchase approximately 2,400,000 shares of common stock and approximately 150,000 restricted shares to certain key employees and directors. The Board of Directors approved two plans which will allow the Company to issue up to 3,850,000 shares of the Company's common stock pursuant to the exercise of stock options and the grant of restricted shares.

         On March 12, 1997, the Company issued $192,500,000 aggregate principal amount of senior subordinated notes. The notes bear interest at 10% per annum and mature on March 15, 2004. The notes are unsecured obligations of the Company and are subordinated to prior payment of all existing and future senior debt and to indebtedness and other liabilities of the Company's subsidiaries. The notes are not redeemable prior to maturity.

         On March 21, 1997, the Company entered into a definitive stock and asset purchase agreement with Commercial Lending Corporation and certain of its affiliates ("CLC") to acquire the operations and certain assets of CLC. CLC's primary line of business is originating, securitizing and servicing franchise loans. The purchase price consists of (i) approximately 1.9 million shares of the Company's common stock, (ii) the assumption of certain liabilities estimated at $14,000,000 and (iii) contingent earnout payments of additional shares of the Company's common stock based upon the operating performance of the acquired entities through March 31, 2000. The consumation of the transaction is subject to satisfaction of certain conditions. The transaction is expected to close in late March 1997.



15.       QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1996 and 1995 (in thousands, except per share amounts):

                                                                             YEAR ENDED DECEMBER 31, 1995
                                                                    ---------------------------------------------
                                                                     FIRST       SECOND        THIRD       FOURTH
                                                                    QUARTER      QUARTER      QUARTER     QUARTER
                                                                    -------      -------       -------    -------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .       $36,896       $46,813    $45,486     $70,872
Income before income taxes  . . . . . . . . . . . . . . . . .         8,095        11,851     13,721      16,799
Net income  . . . . . . . . . . . . . . . . . . . . . . . . .         4,795         7,348      8,556      10,633
Earnings per share: . . . . . . . . . . . . . . . . . . . . .
  Primary . . . . . . . . . . . . . . . . . . . . . . . . . .          0.18          0.27       0.31        0.36
  Fully-diluted . . . . . . . . . . . . . . . . . . . . . . .          0.17          0.25       0.29        0.34

                                                                             YEAR ENDED DECEMBER 31, 1995
                                                                    ---------------------------------------------
                                                                     FIRST       SECOND        THIRD       FOURTH
                                                                    QUARTER      QUARTER      QUARTER     QUARTER
                                                                    -------      -------       -------    -------
Revenues from continuing operations . . . . . . . . . . . . .       $20,177      $23,482       $25,416    $41,411
Income from continuing operations before income taxes . . . .         5,336        6,205         8,430     10,287
Income from continuing operations . . . . . . . . . . . . . .         3,155        4,079         5,196      6,235
Gain from sale of discontinued operations . . . . . . . . . .                      2,425
Net income  . . . . . . . . . . . . . . . . . . . . . . . . .         3,155        6,504         5,196      6,235
Earnings per share from continuing operations:
  Primary . . . . . . . . . . . . . . . . . . . . . . . . . .          0.13         0.17          0.21       0.25
  Fully-diluted . . . . . . . . . . . . . . . . . . . . . . .          0.13         0.17          0.21       0.24
Earnings per share:
  Primary . . . . . . . . . . . . . . . . . . . . . . . . . .          0.13         0.27          0.21       0.25
  Fully-diluted . . . . . . . . . . . . . . . . . . . . . . .          0.13         0.27          0.21       0.24

         A nonrecurring gain on the sale of a discontinued operation was recorded during the second quarter of 1995. Included in revenues for the fourth quarter of 1995 is $4,000,000 related to an expired RTC contract.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of AMRESCO, INC.:



         We have audited the accompanying consolidated balance sheets of AMRESCO, INC. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of AMRESCO, INC.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AMRESCO, INC. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Dallas, Texas
February 7, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
Quality Mortgage USA, Inc.


We have audited the accompanying consolidated balance sheets of Quality Mortgage USA, Inc. as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quality Mortgage USA, Inc. as of September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





Coopers & Lybrand LLP

Newport Beach, California
December 19, 1996

                           QUALITY MORTGAGE USA, INC.

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1996 AND 1995

                                               ASSETS


                                                                       1996                 1995
                                                                   ------------        ------------
Assets:
      Cash and cash equivalents                                   $   8,298,777        $ 19,912,703
      Advances and wet fundings                                      10,751,838          25,814,662
      Investments, net                                               29,479,131           4,194,470
      Mortgage loans held for sale, net                              61,489,358         197,216,733
      Interest receivable                                               331,025           1,566,896
      Real estate held for sale, net                                  1,122,793           3,555,041
      Other assets                                                    2,995,198           2,876,938
      Property and equipment, net                                     5,715,617           8,284,924
      Income tax refund receivable                                      940,266
      Deferred tax asset                                              4,575,838           7,277,263
                                                                   ------------        ------------
                    Total assets                                   $125,699,841        $270,699,630
                                                                   ============        ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

      Related party notes payable                                  $ 92,695,761        $230,947,747
      Accounts payable and accrued expenses                           3,775,692           7,335,756
      Income tax payable                                                                  3,955,915
      Deferred tax liability                                          1,279,979             621,373
                                                                   ------------        ------------
                    Total liabilities                                97,751,432         242,860,791
                                                                   ------------        ------------
Commitments and contingencies

Stockholders' equity:
      Series A common stock, no par value, 200 shares
          authorized, issued and outstanding                                198                 198
      Additional paid-in capital                                      2,137,398           2,137,398
      Retained earnings                                              25,810,813          25,701,243
                                                                   ------------        ------------
                    Total stockholders' equity                       27,948,409          27,838,839
                                                                   ------------        ------------
                    Total liabilities and stockholders' equity     $125,699,841        $270,699,630
                                                                   ============        ============





                  The accompanying notes are an integral part
                   of these consolidated financial statements

                           QUALITY MORTGAGE USA, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                       1996                 1995
                                                                    -----------         -----------
Revenues:
      Loan origination fees, net                                    $ 9,787,677         $12,641,985
      Interest                                                       23,518,433          34,721,394
      Gain on Sale of mortgage loans                                 23,645,096          40,676,945
      Prepayment and late fees                                       20,775,169          14,280,731
      Loss on sale of real estate held for sale                      (2,487,712)         (6,268,944)
      Other                                                           2,195,537           1,989,274
                                                                    -----------         -----------

                                                                     77,434,200          98,041,385
                                                                    -----------         -----------
Operating expenses:
      Interest                                                       15,302,254          23,113,640
      Commissions                                                     5,972,381           5,837,811
      Salaries                                                       22,035,006          27,585,478
      Professional and consulting fees                                5,612,792           3,906,046
      Selling, general and administrative                            12,929,060           7,645,938
      Realized losses on investments                                  7,513,450           3,914,364
      Rent and other occupancy costs                                  2,330,557           1,724,583
      Depreciation and amortization                                   1,908,542           1,436,406
                                                                    -----------         -----------
                                                                     73,604,042          75,164,266
                                                                    -----------         -----------
        Income before provision for income taxes                      3,830,158          22,877,119
                                                                    -----------         -----------
Provision for income taxes                                            1,728,465           9,756,946
                                                                    -----------         -----------
               Net income                                           $ 2,101,693         $13,120,173
                                                                    ===========         ===========





                  The accompanying notes are an integral part
                   of these consolidated financial statements

                           QUALITY MORTGAGE USA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                   __________


                                            Class A               Class B           Additional
                                          Common Stock          Common Stock          Paid-in       Retained
                                       Shares     Amount    Shares       Amount       Capital       Earnings          Total
                                       -------   --------   -------     --------    ------------   ------------    ------------
Balances, October 31, 1994                 200   $    198     --        $     --    $  1,999,900   $ 34,993,565    $ 36,993,663
Dividends paid                              --         --     --              --              --    (22,412,495)    (22,412,495)
Issuance of common  stock                   --         --      6.87      137,498              --             --         137,498
Common stock reacquired pursuant
to the terms of a separation                --         --     (6.87)    (137,498)        137,498             --              --
agreement
Net income                                  --         --     --              --              --     13,120,173      13,120,173
                                       -------   --------   -------     --------    ------------   ------------    ------------
Balances, September 30, 1995               200        198     --              --       2,137,398     25,701,243      27,838,839

Dividends in-kind                           --         --     --              --              --     (1,992,123)     (1,992,123)
Net income                                  --         --     --              --              --      2,101,693       2,101,693
                                       -------   --------   -------     --------    ------------   ------------    ------------
Balances, September 30, 1996               200   $    198                     -$    $  2,137,398   $ 25,810,813    $ 27,948,409
                                       =======   ========   =======     ========    ============   ============    ============





                  The accompanying notes are an integral part
                   of these consolidated financial statements

                           QUALITY MORTGAGE USA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                           1996               1995
                                                                      ---------------     ------------
Cash flows from operating activities:
      Net income                                                        $   2,101,693     $ 13,120,173
      Adjustments to reconcile net income to net cash provided
        (used) by operating activities:
          Depreciation and amortization                                     1,908,542        1,436,406
          Realized loss on sale of real estate held for sale                2,487,712        6,268,944
          Realized loss on investments                                      7,513,450        3,914,364
          Change in provision for losses on investments, mortgage
             loans and real estate held for sale                             (762,670)
          (Increase) decrease in advances and wet fundings                 15,062,824      (13,268,674)
          (Increase) decrease in mortgage loans held for sale             136,137,038      (50,033,470)
          (Increase) decrease in interest receivable                        1,235,871         (919,386)
          (Increase) decrease in other assets                                (527,921)        (144,618)
          Increase (decrease) in deferred taxes, net                        3,360,031      (3,173,646)
          Increase (decrease) in accounts payable and accrued
              expenses                                                     (3,560,069)         283,341
          Increase (decrease) in income taxes payable/receivable           (4,896,181)         907,284
                                                                      ---------------     ------------
             Net cash provided (used) by operating activities             160,060,320      (41,609,282)
                                                                      ---------------     ------------
Cash flows from investing activities:
      Proceeds from investments sold                                          183,145       13,882,275
      Purchases of investments                                            (32,799,579)      (7,708,605)
      Capital expenditures                                                 (1,331,353)      (3,239,854)
      Purchase of real estate held for sale                                (8,175,998)     (24,133,326)
      Proceeds from sale of real estate                                     8,701,524       23,005,019
                                                                      ---------------     ------------
              Net cash provided (used) by investing activities            (33,422,261)       1,805,509
                                                                      ---------------     ------------
Cash flows from financing activities:
      Net borrowings (payments) on related party notes payable           (138,251,985)      62,842,195
      Dividends paid                                                                       (22,412,495)
      Proceeds from sale of stock                                                              137,498
                                                                      ---------------     ------------
            Net cash provided (used) by financing activities             (138,251,985)      40,567,198
                                                                      ---------------     ------------
            Net increase (decrease) in cash equivalents                   (11,613,926)         763,425

Cash and cash equivalents, beginning of year                               19,912,703       19,149,278
                                                                      ---------------     ------------
Cash and cash equivalents, end of year                                $     8,298,777     $ 19,912,703
                                                                      ===============     ============

Supplemental disclosure of cash flow information:
      Cash paid during the year for:
      Interest                                                         $   15,570,221     $ 22,635,519

      Income taxes                                                          3,264,615        7,761,000



                  The accompanying notes are an integral part
                   of these consolidated financial statements

                           QUALITY MORTGAGE USA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   __________


 1.   Organization And Basis Of Presentation:

      Quality Mortgage USA, Inc., a California corporation, originates, purchases and sells primarily "B" and "C" grade residential mortgage loans collateralized by one to four single family homes throughout the United States and is approved as a nonsupervised mortgagee by the United States Department of Housing and Urban Development. The aggregate amount of loans originated or purchased during the years ended September 30, 1996 and 1995 was approximately $1.008 billion and $1.607 billion, respectively. The common stock of Quality Mortgage USA, Inc. is owned 51% by Calmac Funding ("Calmac"), a Nevada corporation, and 49% by DLJ Mortgage Capital, Inc. ("DLJ"), a Delaware corporation.

      The accompanying consolidated financial statements include the accounts of Quality Mortgage USA, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company") as follows:

       o Quality Funding, Inc., a Hawaiian corporation, acts as a loan originator exclusively for Quality Mortgage USA, Inc.

       o Save-More Insurance Services, Inc., a California corporation, acts as an insurance agent selling homeowners, property and various other insurance products primarily to mortgagees of Quality Mortgage USA, Inc.

       o Commonwealth Trust Deed Services, Inc., a California corporation, acts as a trustee for foreclosed mortgage loans collateralized by California property originated or acquired by Quality Mortgage USA, Inc.

       o Quality Trustee, Inc., a Missouri corporation, performs certain trust deed recording services on foreclosed mortgage loans originated or acquired by Quality Mortgage USA, Inc.

      All significant intercompany balances and transactions have been eliminated.

 2.   Significant Accounting Policies:

      CASH AND EQUIVALENTS

      Cash equivalents consist primarily of money market accounts which are convertible into a known amount of cash and carry insignificant risk of loss. Cash equivalents are recorded at cost which approximates fair value.

                           QUALITY MORTGAGE USA, INC.

                                   __________


 2.   Significant Accounting Policies, Continued:

      ADVANCES AND WET FUNDINGS

      Advances and wet fundings consist of funds advanced for the purpose of funding mortgage loans in certain states which require loan proceeds to be transferred to the closing agent or escrow company prior to the loan closing. Execution of these loan transactions normally occur three to five days following distribution of the loan funds.

      INVESTMENTS

      Investments consist primarily of, Class B, C and R mortgage pass-through certificates and interest only strips, all with maturities exceeding three months on the date of acquisition. Management has classified investments at September 30, 1996 and 1995 as available-for-sale. Investment fair market value is determined using various factors, including related fair market values and estimated future cash flows. At September 30, 1996 and 1995, investments are carried at amortized cost, which approximates market.

      MORTGAGE LOANS HELD FOR SALE

      Mortgage loans held for sale are stated at the lower of aggregate cost or aggregate estimated fair value, with fair value primarily based upon outstanding commitments that the Company has received from investors for the purchase of such mortgages. Interest income is recognized using the effective interest method. Gains or losses on sales of mortgage loans are recorded at the time in which all risks and rewards have been transferred to the buyer.

      REAL ESTATE HELD FOR SALE

      Real estate held for sale consists of residential real estate located primarily in Southern California and is stated at the lower of cost or estimated net realizable value.

      ORIGINATED MORTGAGE SERVICING RIGHTS

      On May 12, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights, an amendment to SFAS No. 65. The Company elected to adopt this standard for its financial statement reporting beginning in fiscal 1996.

                           QUALITY MORTGAGE USA, INC.

                                   __________


 2.   Significant Accounting Policies, Continued:

      SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the loan as a whole. To determine the fair value of the servicing rights created during the year, the Company used the market prices under comparable servicing sale contracts, when available, or alternatively used a valuation model that calculates the present value of future cash flows to determine the fair value of the servicing rights. In using this valuation method, the Company incorporated assumptions that market participants would use in estimating future net servicing income which included estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates.

      In determining servicing value impairment at the end of the year, the post-implementation originated servicing portfolio was disaggregated into its predominant risk characteristics. The Company has determined those risk characteristics to be prepayment and foreclosure risks. The Company has disaggregated the portfolio by loan type and investor type to reflect those risk characteristics. These segments of the portfolio were then valued, using market prices under comparable servicing sale contracts when available or, alternatively using the same model as was used to originally determine the fair value at origination, using current assumptions. The calculated value was then compared with the book value of each segment to determine if a reserve for impairment was required.

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from three to thirty years. Leasehold improvements are amortized on the straight-line method over the estimated useful life of the asset or the terms of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, and any resulting gain or loss is included in operations.

      INCOME TAXES

      Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                           QUALITY MORTGAGE USA, INC.

 2.   Significant Accounting Policies, Continued:

      ADVERTISING

      Advertising costs are expensed as incurred. Advertising costs for the year ended September 30, 1996 were approximately $955,000.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with the current year presentation.



 3.   Cash And Cash Equivalents:

      Cash and cash equivalents consist of the following at September 30:

                                                          1996               1995
                                                        ----------        -----------
Short-term investments                                  $3,082,755       $  9,855,902
Other cash deposits                                      5,216,022         10,056,801
                                                        ----------        -----------
                                                        $8,298,777        $19,912,703
                                                        ==========        ===========

      Short-term investments consist primarily of money market accounts.

 4.   Mortgage Loans Held For Sale:

      Mortgage loans held for sale, net consist of the following at September
      30:

                                                          1996               1995
                                                    --------------       ------------
Principal balance outstanding                       $   62,471,329       $199,044,085
Premium paid on purchased loans                             13,240          1,171,330
Deferred loan fees, net                                    (67,124)          (798,682)
Allowance for estimated losses                            (928,087)        (2,200,000)
                                                    --------------       ------------
                                                    $   61,489,358       $197,216,733
                                                    ==============       ============

Weighted average interest rate                              10.84%             11.19%

                           QUALITY MORTGAGE USA, INC.

                                   __________



 4.   Mortgage Loans Held For Sale, Continued:

      Premium paid on purchased loans represents the amount above par that the Company paid for certain loans that are held for sale as discussed in
      Note 8.

      Deferred loan fees, net represent loan origination fees received in connection with the origination of residential mortgage loans, and are net of direct loan origination costs, related to mortgage loans held for sale. Such fees and costs are deferred until the related loans are sold.



 5.   Real Estate Held For Sale:

      Through various Pooling and Servicing Agreements between Lomas Mortgage USA, Inc. (the "Servicer"), DLJ and Bankers Trust Company, the Company is provided with a first right of refusal to purchase mortgaged property acquired or about to be acquired by foreclosure from the Servicer. Under the agreement, the Company will forfeit the right to acquire properties from a particular trust if the Company elects not to purchase any two mortgaged properties. The Pooling and Servicing Agreements provide that the purchase price for any mortgaged property acquired by the Company be equal to the sum of the outstanding principal balance of the related mortgage loan plus accrued interest thereon and the amount of any unreimbursed advances. During April 1995, the Company discontinued its policy of purchasing mortgaged property acquired or about to be acquired by foreclosure by the Servicer.

      At September 30, 1996 and 1995, the Company's real estate held for sale consisted of twenty-five and thrity-two properties, respectively, primarily located in Southern California. These properties are reflected in the accompanying financial statements at appraised value less sales commissions and other estimated costs of disposal.
      At September 30, 1996 and 1995, these properties were carried at $2,156,663, with estimated selling cost of $1,033,870 and $5,169,902, with estimated selling costs of $1,614,861, respectively.

      The Company may provide mortgage loans to purchasers in order to facilitate the sale of the Company's real estate held for sale. As of September 30, 1996 and 1995, the Company had loans outstanding of $0 and $4,913,057, respectively, collateralized by first trust deeds in the respective property, to purchasers of the Company's real estate held for sale. Such amounts are included in mortgage loans held for sale, net on the accompanying balance sheets.

      The Company also provided second trust deeds in conjunction with the sale transactions described above totaling $92,425 and $1,719,679 as of September 30, 1996 and 1995, respectively. Such amounts are included in other assets on the accompanying balance sheets.

                           QUALITY MORTGAGE USA, INC.

                                   __________




 6.   Originated Mortgage Servicing Rights:

      Originated loan servicing, net of accumulated amortization and impairment was as follows



                                                                          Originated
                                                                          Servicing
                                                                             Net
                                                                         -----------
Balance, September 30, 1995                                              $         -
Scheduled amortization                                                      (123,071)
Impairment                                                                         -
Basis on servicing sales                                                   1,460,736
                                                                         -----------
Balance, September 30,1996                                               $ 1,337,665
                                                                         ===========

 7.   PROPERTY AND EQUIPMENT:

      Property and equipment consist of the following at September 30:

                                                       1996                  1995
                                                   -----------           -----------
Office Buildings                                   $ 3,823,854           $ 5,905,635
Computer hardware and software                       3,618,864             2,782,184
Office machinery and equipment                       1,831,984             1,538,326
Furniture and fixtures                                 694,649               637,178
Leasehold improvements                                 371,685               320,178
                                                   -----------           -----------
                                                    10,341,036            11,183,501
Less accumulated depreciation                       (4,625,419)           (2,898,577)
                                                   -----------           -----------
                                                   $ 5,715,617           $ 8,284,924
                                                   ===========           ===========


      During 1996, the Company recorded an in-kind dividend to both
      shareholders.   The dividend consisted of the transfer of  real estate
      with a carrying value of approximately $1,900,000. During October, 1996, the related party transferred the same real estate back into the Company as a capital contribution of approximately $1,900,000.

                           QUALITY MORTGAGE USA, INC.

                                   __________


 8.   Related Party Transactions:

      DLJ REPURCHASE AGREEMENT

      The Company has entered into a Whole Loan Master Repurchase Agreement with DLJ (the "DLJ Agreement") whereby the Company sells substantially all mortgage loans originated and acquired during the year. The aggregate amount of loans sold to DLJ during the year ended September 30, 1996 and 1995 was approximately $.827 billion and $1.421 billion, which resulted in gains of $24.6 million and $39.6 million, respectively Under the DLJ Agreement, the Company sells loans servicing released. However, the Company retains the rights to receive prepayment penalties and late charges as they are collected by the Servicer assigned by DLJ.

      The Company has a line of credit under the DLJ agreement which provides for up to $300,000,000, of which advances at September 30, 1996 and 1995 totaled $64,610,406 and $198,966,085, respectively. Repayment of principal and interest are due and payable at the earlier of six months from the advance date or the sale of the related loans. The interest rate on advances is equal to DLJ's cost of funds plus .125%, not to exceed the thirty-day LIBOR rate plus 1.375%. The effective interest rates as of September 30, 1996 and 1995 were 6.875% and 7.75%, respectively. Borrowings are collateralized by the underlying mortgage loans.

      WET FUNDING LINE

      In July 1994, the Company executed a separate Whole Loan Financing Facility, Tri-Party Custody Agreement, Pledge Agreement and Promissory Note (together, the "Financing Program") with DLJ and the Custodian. Under the Financing Program, the Company can borrow up to $100,000,000 for the purpose of funding mortgage loans whose loan documents have not yet been shipped to the Custodian. Advances are ultimately collateralized with mortgage loans originated in the Company's name. Interest rates on advances made pursuant to the Financing Program vary and are mutually agreed upon. As of September 30, 1996 and 1995, the effective interest rates approximated the rates on the DLJ line of credit. At September 30, 1996 and 1995, $7,773,011 and $25,814,662 were outstanding under this Financing Program, respectively.

      CONSULTING AGREEMENT

      Under the terms of a five-year consulting agreement Calmac will provide marketing, administrative, cost containment and expense reduction services to the Company. The provisions of the agreement stipulate minimum amounts be paid over the term of the agreement and, under certain conditions, upon termination. The Company records such payments as professional and consulting fees.

                           QUALITY MORTGAGE USA, INC.

                                   __________



 8.   Related Party Transactions, Continued:

      EFI PURCHASE AGREEMENT

      The Company has a Whole Loan Master Repurchase Agreement with Express Funding, Inc. ("EFI"), a related entity which is 100% owned by an officer of the Company. Under this agreement, the Company will purchase substantially all mortgage loans originated by EFI at market prices generally in excess of par value. The Company subsequently sells these loans to DLJ pursuant to the terms of the DLJ Agreement. During the years ended September 30, 1996 and 1995, the Company purchased a total of $178,779,893 and $490,984,561, respectively, of mortgage loans from EFI. Total premiums paid on mortgage loans purchased from EFI totaled $1,922,296 and $6,206,855 for the years ended September 30, 1996 and 1995, respectively.

      OTHER

      During the year ended September 30, 1996, the Company paid $181,670 for appraisal services provided by an entity owned by Calmac.



 9.   Income Taxes:

      The following table presents the current and deferred income tax provision (benefit) for federal and state income taxes at September 30:

                                         1996               1995
                                      -----------       -----------
Current:
    Federal                         $  (1,758,777)      $ 9,340,301
    State                                 127,212         3,590,292
                                      -----------       -----------
                                       (1,631,565)       12,930,593
Deferred:
    Federal                             2,889,693        (2,205,756)
    State                                 470,337          (967,891)
                                      -----------       -----------
                                        3,360,030        (3,173,647)
                                      -----------       -----------
                                      $ 1,728,465       $ 9,756,946
                                      ===========       ===========

                           QUALITY MORTGAGE USA, INC.

                                   __________



 9.   Income Taxes, Continued:

 Significant components of the deferred income tax asset at September 30 are as follows:

                                                              1996                  1995
                                                            ----------           ----------
Deferred tax assets:
   Accrued salaries                                        $   267,257           $  137,470
   State taxes                                                                      743,585
   REO reserve                                                 478,682              750,426
   Mortgage reserve                                            429,704            1,022,340
   Litigation reserve                                          240,566              348,525
   Investment income                                         2,797,461            3,964,534
   Fair market value adjustment                                                     273,420
   Accumulated depreciation                                    151,326
   Other                                                        77,876               36,963
   Net operating loss                                          132,966
                                                            ----------           ----------
                                                             4,575,838            7,277,263
                                                            ----------           ----------
Deferred tax liabilities:
   Loan origination costs                                     (277,404)            (612,326)
   State taxes                                                (344,461)
   Fair market value adjustment                               (658,114)
   Other                                                                             (9,047)
                                                            ----------           ----------
                                                            (1,279,979)            (621,373)
                                                            ----------           ----------
Net deferred tax asset                                      $3,295,859           $6,655,890
                                                            ==========           ==========


      Management has determined that a valuation allowance for the net deferred tax asset is not necessary based on the Company's ability, in the event of future losses, to carry back and recover the majority of its deferred tax assets from refunds of taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.


10.   Common Stock:

      During the year ended September 30, 1995, the Company issued 6.87 shares of Class B common stock to an officer of the Company for cash of $137,498. In connection with such officer's separation agreement, these shares were reacquired by the Company.

                           QUALITY MORTGAGE USA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



11.   Fair Value Of Financial Instruments:

      The estimated fair value of the Company's financial instruments has been determined by the Company using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange. Estimated fair values at September 30, 1996 and 1995 are summarized as follows:

                                                      1996                   1995
                                              -------------------     -------------------
                                              Carrying      Fair      Carrying      Fair
                                               Value       Value       Value        Value
                                               ------      ------     -------     -------
                                                              (In 000's)
Financial assets:
  Cash and cash equivalents                   $ 8,299     $ 8,299   $  19,913   $  19,913
  Investments                                  29,479      29,479       8,109       8,109
  Mortgage loans held for sale                 61,489      63,266     197,217     203,330
Financial liabilities:
  Related party notes payable                  92,696      92,696     230,948     230,948



      Fair value of related party notes payable is estimated using rates currently available to the Company with similar terms.



12.   Commitments And Contingencies:

      LITIGATION

      The Company is a defendant in various class-action litigation alleging certain Truth-in-Lending Act and Real Estate Settlement and Procedures Act violations. Based upon the opinions of in-house and external counsel, the ultimate outcome and amount of any potential liability upon disposition of these matters is not determinable.

      OPERATING LEASES

      The Company leases various branch office locations under operating leases. Lease terms range from six to thirty- six months and the majority of the Company's operating leases include options to extend the lease term. Future minimum lease payments at September 30, 1996 under these obligations are as follows:



For the years ending September 20,
----------------------------------
               1997                                   $496,787
               1998                                     72,895
                                                      --------
                                                      $569,682
                                                      ========

                           QUALITY MORTGAGE USA, INC.

                                   __________



12.   Commitments And Contingencies, Continued:

      CUSTODY AGREEMENT

      The Company has a mortgage loan custody agreement with Bankers Trust Company to hold mortgage notes for the Company for a specified fee. The agreement has no stated expiration date but can be terminated by the Company or by Bankers Trust Company with 90 days written notice.

      LOANS SERVICED

      In July 1995, the Company began servicing mortgage loans. At September 30, 1996 and 1995, loans with principal balances totaling approximately $-0- and $35,579,936, respectively, were being serviced by the Company. The average annual servicing fee received by the Company was approximately 50 basis points times the principal balance serviced.

      Custodial funds amounted to $34,324 and $542,469 at September 30, 1996 and 1995, respectively. Such funds, which are maintained by the Company on behalf of various parties, are deposited in trust bank accounts and are excluded from assets and liabilities in the accompanying balance sheets.



13.   Credit Risk:

      At September 30, 1996 and 1995, the Company had cash balances at certain institutions that were in excess of the federally-insured limit of $100,000. The Company has not experienced any losses due to funds on deposit in excess of federally-insured amounts.



14.   Subsequent Event:

      In October 1996, substantially all of the net assets of the Company were sold to Amresco Residential Mortgage Corporation for approximately $65,000,000 under the terms of an asset purchase agreement.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           ----------------------

            2.(a) Agreement for Purchase  and Sale of  Assets, dated as of  July 28, 1994, among  Holliday Fenoglio
                  Dockerty &  Gibson,  Inc.,  Holliday  Fenoglio  Dockerty &  Gibson  of  Dallas,  Inc.,   Holliday
                  Fenoglio & Monte, Inc.  and 3003,  Inc.  and Holliday Acquisition Corp., filed as Exhibit 2.1  to
                  Registrant's Current  Report on  Form 8-K dated August 15,  1994, which  exhibit is  incorporated herein by reference.
            3.(a) Restated  Certificate of Incorporation,  filed as Exhibit 3(i) to the  Registrant's Form 10-Q for the quarter ended September 30, 1995, which exhibit is incorporated herein by reference.
              (b) Amended and Restated Bylaws effective as of February 25, 1997.(1)
            4.(a) See Exhibits 3(a) and (b).
              (b) Indenture, dated as  of November 27, 1995,  between the Registrant  and First Interstate  Bank of
                  Texas,  National  Association  in  respect  of  the  Registrant's  8%  Convertible   Subordinated
                  Debentures  due 2005, filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-3
                  (No.  33-63683), which exhibit is incorporated herein by reference.
              (c) Indenture, dated as of January 15, 1996, between the Registrant and  Bank One, Columbus, N.A., as trustee,  filed as Exhibit 4.1 to the Registrant's Form 8-K dated February 2, 1996, which exhibit is incorporated herein by reference.
              (d) Indenture, dated as of March 1, 1997, between the Company and Bank One, Columbus, N.A., as trustee, filed as Exhibit 4.1 to the Registrant's Form 8-K dated March 12, 1997, which exhibit is incorporated herein by reference.
              (e) Officers' Certificate and Company Order dated as of March 12, 1997, establishing the terms of the
                  Company's Senior Subordinated Notes, Series 1997-A due 2004, filed as Exhibit 4.2 to the
                  Registrant's Form 8-K dated March 12, 1997, which exhibit is incorporated herein by reference.
              (f) Specimen Common Stock  Certificate, filed as exhibit 4.4  to the Company's Registration Statement on Form S-3 (No. 33-63683), which exhibit is incorporated herein by reference.
           10.(a) Form  of Indemnification Agreement together  with a list  of all officers and  directors who have signed such agreement, filed as  Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for
                  the year ended October 31, 1987, which exhibit is incorporated herein by reference.
              (b) Form  of Indemnification  Agreement dated  as of  August 24, 1993,  together with  a list  of all
                  officers  and  directors  who  have   signed  such  agreement,  filed  as  Exhibit 10(g)  to  the
                  Registrant's Quarterly  Report on  Form 10-Q  for the  quarter  ended September 31,  1993,  which exhibit is incorporated herein by reference.
              (c) Fifth Amended and  Restated Incentive Stock Option  Plan dated as of November 20, 1990,  filed as
                  Exhibit 10(h) to  the Registrant's  Annual Report on  Form 10-K for the  year ended  December 31,
                  1991, which exhibit is incorporated herein by references.(2)
              (d) Fourth  Amended and  Restated  Stock  Option  Plan  dated  as  of  November 20,  1991,  filed  as
                  Exhibit 10(i)  to the  Registrants Annual  Report on  Form 10-K for  the year  ended December 31,
                  1991, which exhibit is incorporated herein by reference.(2)
              (e) Stock  Option  Agreement,  dated as  of  April 17,  1990,  between  the  Registrant and  Bruce W.
                  Schnitzer,  and Termination  of  Warrant between  Mr.   Schnitzer  and the  Registrant,  filed as
                  Exhibit 10(s)  to the  Registrant's Annual  Report on  Form 10-K for  the year  ended October 31,
                  1990, which exhibit is incorporated herein by reference.(2)
              (f) Promissory Note dated October 31, 1990 issued by James P.  Cotton, Jr.  to the Registrant,  filed as Exhibit 10(s) to  the Registrant's Annual Report on  Form 10-K for the year  ended October 31,
                  1990, which exhibit is incorporated herein by reference.
              (g) Promissory Note dated October 31, 1990 issued by Gerald E.  Eickhoff to the  Registrant, filed as
                  Exhibit 10(w) to  the Registrant's Annual Report  Form 10-K for the year  ended October 31, 1990, which exhibit is incorporated herein by reference.
              (h) Registrant's  1993 Key  Individual Stock Option  Plan filed as Exhibit 10(z)  to the Registration
                  Statement of Registrant on Form S-4 under the  Securities Act of 1993 (File No.  33-72732), which exhibit is incorporated herein by reference.(2)
              (i) Indemnification Agreement, dated  March 30, 1993, between AMRESCO Holdings,  Inc.  and Richard L.
                  Cravey, filed  as Exhibit 10(ab)  to the  Registrant's Annual  Report on  Form 10-K for  the year ended December 31, 1993, which exhibit is incorporated herein by reference.
              (j) Indemnification  Agreement,  dated  March 30,  1993,  between  AMRESCO  Holdings,  and William S.
                  Green, filed as Exhibit 10(ac) to the Registrant's Annual Report on  Form 10-K for the year ended
                  December 31, 1993, which exhibit is incorporated herein by reference.
              (k) The Registrant's Retirement  Savings and Profit Sharing Plan and Trust filed as Exhibit 10(ag) to the Registrant's Annual Report on Form 10-K  for the year ended December 31, 1993,  which exhibit is incorporated herein by reference.(2)
              (l) The Registrant's  Retention Bonus Plan, as  amended, filed as Exhibit 10(ah)  to the Registrant's
                  Annual Report  on Form 10-K  for the  year ended  December 31, 1993  and as Exhibit 10(y)  to the
                  Registration Statement of the Registrant on Form S-4 under  the Securities Act of 1993 (File  No.
                  33-72321), which exhibits are incorporated herein by reference.(2)

              (m) The Registrant's Severance Pay Plan filed as Exhibit 10(ai) to the Registrant's  Annual Report on
                  Form 10-K  for  the  year ended  December 31,  1993,  which  exhibit  is  incorporated herein  by reference.(2)
              (n) The  Registrant's Thrift  Restoration Plan  filed as  Exhibit 10(ak)  to the  Registrant's Annual
                  Report on  Form 10-K for the year  ended December 31, 1993, which  exhibit is incorporated herein by reference.(2)
              (o) Employment Agreement, dated  as of May 31,  1994, between  Registrant and  Robert H.   Lutz, Jr.,
                  filed  as Exhibit 10(y)  to the  Registrant's Form 10-K  for the  fiscal year  ended December 31,
                  1994, which exhibit is incorporated herein by reference.(2)
              (p) Warehousing Credit and Security Agreement, dated as  of August 15, 1995, between AMRESCO  Capital
                  Corporation and  Residential Funding  Corporation,  filed as  Exhibit 10(a) to  the  Registrant's
                  Form 10-Q/A No.   1  dated  October 25, 1995  for  the quarter  ended September 30,  1995,  which exhibit is incorporated herein by reference.
              (q) Second Amendment to  Agreement for Purchase and Sale of  Assets, dated November 21, 1995,  by and
                  among the  Registrant,  Holliday  Fenoglio, Inc.    and certain  sellers and  shareholders  named
                  therein  filed  as Exhibit 10(am)  to  the  Registrant's  Form 10-K for  the  fiscal  year  ended
                  December 31, 1995, which exhibit is incorporated herein by reference.
              (r) Amendment  to Stock  Option Agreement,  dated as  of  April 1, 1995,  between the  Registrant and
                  Bruce W.  Schnitzer  filed as Exhibit 10(an) to  the Registrant's Form 10-K  for the fiscal  year ended December 31, 1995, which exhibit is incorporated herein by reference.(2)
              (s) Lease Agreement, dated as  of February 9,  1996, between K-P  Plaza Limited  Partnership and  the
                  Registrant filed  as  Exhibit 10(ao) to  the Registrant's  Form 10-K for  the  fiscal year  ended
                  December 31, 1995, which exhibit is incorporated herein by reference.
              (t) Interim  Warehouse and  Security  Agreement,  dated as  of  February 23, 1996,  among  Prudential
                  Securities Realty  Funding Corporation  and  AMRESCO Residential  Mortgage Corporation  filed  as
                  Exhibit 10(ap) to the  Registrant's Form 10-K for the fiscal  year ended December 31, 1995, which exhibit is incorporated herein by reference.
              (u) Second Amended and  Restated Loan Agreement dated  as of February  7, 1997 by and  among AMRESCO,
                  INC.  and certain of its  subsidiaries and NationsBank  of Texas, N.A. and  certain other lenders designated therein filed  as Exhibit 10.1 to  the Registrant's Form 8-K  dated February 20, 1997, which exhibit is incorporated herein by reference.
              (v) Letter Agreement related  to the Bridge Loan, dated February  7, 1997 by and  among AMRESCO, INC.
                  and certain  of its subsidiaries  and NationsBank  of Texas, N.A.  filed as Exhibit  10.2 to  the
                  Registrant's Form  8-K  dated  February  20,  1997,  which  exhibit  is  incorporated  herein  by reference.
              (w) Promissory Note related  to the Letter  Agreement dated  February 7, 1997 by  and among  AMRESCO,
                  INC. and certain of its subsidiaries and NationsBank of Texas, N.A. filed as Exhibit 10.3  to the
                  Registrant's  Form  8-K  dated  February  20,  1997,  which  exhibit is  incorporated  herein  by reference.
              (x) Form of Severance Agreement,  dated as of May 29, 1996, with Robert H Lutz, Jr., Robert L. Adair,
                  Barry L. Edwards, L. Keith Blackwell, Ronald B. Kirkland and Ronald Castleman. (1) (2)
              (y) Form of Letter Agreement, dated as of March 20, 1997,  with Harold E. Holliday, Jr. and Scott  J.
                  Reading. (1) (2)
              (z) Incentive  Compensation  Program,  dated  August  15,  1996,  for  certain  employees  of AMRESCO
                  Residential Credit Corporation. (1) (2)
             (aa) AMRESCO Deferrred Compensation Program, Dated as of January 1, 1996. (1) (2)
             (ab) Amendment No. 1 to AMRESCO Deferred Compensation Program, dated December 31, 1996. (1) (2)
             (ac) AMRESCO, INC. 1997 Stock Option Plan. (1) (2)
             (ad) AMRESCO, INC. 1995 Stock Option and Award Plan, as amended and restated. (1) (2)
              11. Statement re: Computation of Per Share Earnings.(1)
              21. Subsidiaries of the Registrant.(1)
           23.(a) Consent of Independent Auditors-Deloitte and Touche L.L.P.(1)
              (b) Consent of Independent Auditors-Coopers and Lybrand L.L.P.(1)
              24. Power of Attorney of the Directors and certain officers of the Registrant.(1)
              27. Financial Data Schedule.(1)

___________

(1)      Filed herewith.

(2) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.