Form 10-Q
period 1997-03-31
AMRESCO INC
filed 1997-05-15
CIK 225569

Page 1
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

          (Mark One)
   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 1997

                               OR

          [    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-8630

                          AMRESCO, INC.
      (Exact name of Registrant as specified in its charter)


Delaware                                       59-1781257
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)


700 N. Pearl Street, Suite 2400, LB 342
Dallas, Texas                                    75201-7424
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


 36,037,997 shares of common stock, $.05 par value per share, as of May 9, 1997.




                          AMRESCO, INC.
                              INDEX




                                                  Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - March 31, 1997           3
and December 31, 1996

Consolidated Statements of Income - Three
Months Ended March 31, 1997 and 1996                  4

Consolidated Statement of Shareholders'
Equity - Three Months Ended  March 31, 1997           5

Consolidated Statements of Cash Flows - Three
Months Ended March 31, 1997 and 1996                  6

Notes to Consolidated Financial Statements            7

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of                 8
Operations


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K             13

SIGNATURE                                             14




                 PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          AMRESCO, INC.
                   CONSOLIDATED BALANCE SHEETS
             (In thousands, except for share amounts)

                                                March 31,   December 31,
                                                  1997          1996
                                                (Unaudited)
                 ASSETS
Cash and cash equivalents                        $ 33,577    $ 29,046
Temporary investments                                          34,190
Accounts receivable, net of reserves of            13,510      12,243
$1,796 and $1,611, respectively
Mortgage loans held for sale, net                 651,431     376,029
Loans, net                                         71,560      42,188
Investments in purchased loan and other
asset portfolios                                  298,082     251,060
Asset backed securities-available for sale         86,219      55,678
Retained interests in securitizations-trading     182,086     130,328
Deferred income taxes                              20,331      13,285
Premises and equipment, net of accumulated
depreciation of $6,393 and $5,285,respectively     17,941      18,228
Intangible assets, net of accumulated
amortization of $12,983 and $11,110,respectively  119,832      87,219
Other assets                                       35,853      26,447
TOTAL ASSETS                                   $1,530,422  $1,075,941

              LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued compensation
and benefits                                   $   23,732   $  30,509
Notes payable                                     237,667     260,092
Warehouse loans payable                           598,700     354,562
Senior notes, due 1999                             57,500      57,500
Senior subordinated notes, due 2003                57,500      57,500
Senior subordinated notes, due 2004               192,500
Income taxes payable                                8,974       3,742
Other liabilities                                  12,927      10,521
Total liabilities                               1,189,500     774,426

SHAREHOLDERS' EQUITY:
Common stock, $0.05 par value, authorized
50,000,000 shares; 35,980,214 and
33,796,145 shares issued, respectively              1,799       1,690
Capital in excess of par                          248,116     213,843
Reductions for employee stock                      (3,768)     (1,129)
Treasury stock, $0.05 par value, 24,339
shares in 1997 and 1996, respectively                (160)       (160)
Net unrealized gains (losses)                        (648)        249
Retained earnings                                  95,583      87,022
Total shareholders' equity                        340,922     301,515
TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY      $1,530,422  $1,075,941

 See notes to consolidated financial statements.

                          AMRESCO, INC.
                CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except per share data)
                           (Unaudited)



                                                  Three Months
                                                      Ended
                                                    March 31,
                                                 1997       1996

  REVENUES:
 Interest and other investment income          $37,071    $18,172
 Gain on sale of loans and investments, net     18,111      2,008
 Mortgage banking and servicing fees            13,328      6,605
 Asset management and resolution fees            5,727      9,223
 Other revenues                                    603        888
    Total revenues                              74,840     36,896

  EXPENSES:
   Personnel                                    29,795     16,500
   Interest                                     16,159      5,167
   Other general and administrative             10,388      5,137
   Provision for loan losses                     1,920
   Depreciation and amortization                 2,972      1,997
    Total expenses                              61,234     28,801

  Income before income taxes                    13,606      8,095
  Income tax expense                             5,045      3,300
  NET INCOME                                   $ 8,561    $ 4,795

Earnings per share:
Primary                                          $0.25      $0.18
Fully-diluted                                     0.25       0.17

 Weighted average number of
  common shares outstanding and
  common share equivalents                  34,768,706 27,369,390

See notes to consolidated financial statements.

                          AMRESCO, INC.
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                Three Months Ended March 31, 1997
                (In thousands, except share data)
                           (Unaudited)

                     Common Stock
                    $0.05 Par Value
                                    Capital  Reductions              Net
                  Number              In        For              Unrealized               Total
                   of       Amount   Excess   Employee  Treasury    Gains    Retained   Shareholders'
                  Shares              Par      Stock     Stock     (losses)  Earnings     Equity
JANUARY 1, 1997 33,796,145  $1,690  $213,843  $(1,129)  $(160)     $ 249     $87,022     $301,515
Purchase of      1,935,539      97    30,866                                               30,963
 subsidiary

Grant of           153,084       8     3,035   (3,043)
 restricted stock

Exercise of stock   95,446       4       551                                                  555
 options

Amortization of
 unearned stock                                   404                                         404
  compensation

Tax benefits from
 employee stock                          192                                                  192
  compensation

Additional costs
 from conversion of
 convertible debt                       (371)                                                (371)

Foreign currency
 translation adjustments                                              (146)                  (146)

Unrealized loss
 on securities available                                              (751)                  (751)
 for sale, net

 Net income                                                                   8,561          8,561

March 31, 1997  35,980,214  $1,799    $248,116    $(3,768)   $(160)  $(648) $95,583       $340,922


  See notes to consolidated  financial statements.




                          AMRESCO, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in thousands)
                           (Unaudited)
                                              Three Months Ended
                                                   March 31,
                                               1997         1996
  OPERATING ACTIVITIES:
  Net income                                $  8,561      $  4,795
  Adjustments to reconcile net income to
  net cash used in operating activities:
  Gain on sale of mortgage loans and other   (18,111)       (2,008)
   securities
  Depreciation and amortization                2,972         1,997
  Accretion of interest income                (8,806)       (1,375)
  Deferred tax provision (benefit)            (2,741)           95
  Other                                          404           399
  Increase (decrease) in cash for changes
   in (exclusive of assets and liabilities
   acquired in business combinations):
  Accounts receivable                             78         5,155
  Mortgage loans held for sale, net         (209,320)      (92,675)
  Warehouse loans payable, net               156,847        68,331
  Other assets                                (1,993)       (6,681)
  Accounts payable and accrued
  compensation and benefits                      819        (3,259)
  Income taxes payable                         5,232           397
  Other liabilities                           (7,876)       (7,182)
  Net cash used in operating activities      (73,934)      (32,011)
  INVESTING ACTIVITIES:
  Sale (purchase) of temporary                34,190       (11,104)
   investments, net
  Acquisition of purchased loan and other    (95,222)      (29,877)
   asset portfolios
  Collections on purchased loan and other     21,046        19,192
   asset portfolios
  Purchase of asset backed securities        (31,957)
  Proceeds from collections on asset           1,416           319
   backed securities
  Proceeds from collections on retained        1,128
   interests in securitizations
  Cash received in purchase of subsidiary        930
  Investment in joint venture                 (1,711)
  Purchase of premises and equipment            (675)       (1,229)
  Net cash used in investing activities      (70,855)      (22,699)
  FINANCING ACTIVITIES:
  Net proceeds from notes payable and other  199,993       171,762
   debt
  Net proceeds from issuance of senior       186,631
   subordinated notes
  Repayment of notes payable and other      (238,051)     (115,551)
   debt
  Stock options exercised                        555           535
  Tax benefit of employee stock                  192           163
   compensation
  Net cash provided by financing             149,320        56,909
  activities
  Net increase in cash and cash equivalents    4,531         2,199
  Cash and cash equivalents, beginning of     29,046        16,139
   period
  Cash and cash equivalents, end of period $  33,577      $ 18,338
  SUPPLEMENTAL DISCLOSURE:
  Common stock issued for the purchase       $30,963
   of subsidiary
  Exchange of loans held for sale for         13,932       $17,823
   retained interests in securitizations
  Common stock issued for unearned stock       3,043
   compensation
  Income taxes paid                            1,919         3,327
  Interest paid                               16,442         4,276
  Common stock canceled for unearned                           (79)
   stock compensation

   See notes to consolidated financial statements.

                          AMRESCO, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1997
                           (Unaudited)

1.  Basis of Presentation and Summary of Significant Accounting Policies

     The accompanying unaudited consolidated financial statements of AMRESCO, INC. and subsidiaries (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or
any   other  interim  period.   It  is  recommended  that   these
statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

      New Accounting Standards - On January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered. Retained interests in assets sold are measured by allocating the previous carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. The gain on sale of mortgage loans and other securities for the three months ended March 31, 1997 includes approximately $0.7 million related to an unrealized gain on valuation of the retained interest in a March 1997 securitization as the Company is required to report its retained interests in securitizations as trading securities which must be measured at fair value.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share," which establishes new standards for computing and presenting earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Under the requirements of SFAS No. 128, basic and diluted EPS for the three months ended March 31, 1997 and 1996 would have been the same as the currently presented primary and fully-diluted earnings per share.

2.   Acquisition

      On March 31, 1997, the Company purchased the stock of Commercial Lending Corporation and the operations and specific assets of certain of its affiliates ("CLC"). CLC's primary line of business is originating, securitizing and servicing franchise loans. The purchase price consisted of (i) approximately 1.9 million shares of the Company's common stock, (ii) the assumption of certain liabilities estimated at $14,000,000 and (iii) contingent earnout payments of additional shares of the Company's common stock based upon the operating performance of the acquired entities through March 31, 2000. The acquisition of CLC was recorded as a purchase acquisition.

3.   Notes Payable and Other Debt

     Revolving Loan Agreement - During the first quarter of 1997, the Company amended its revolving loan agreement (the "Revolving Loan Agreement") with a syndicate of lenders, led by NationsBank of Texas, N.A. ("Bank"). The Revolving Loan Agreement was amended to provide for a maximum credit facility of $350.0 million  of  which  $60.0 million could be available  on  a  term basis. As of March 31, 1997, the Bank's commitment under the revolving portion of the Revolving Loan Agreement was $290.0 million with a maturity date of May 31, 1999 and the commitment under the term facility of the Revolving Loan Agreement was $25.0 million with a maturity date of May 31, 2001.

     On February 7, 1997, the Company and certain of its subsidiaries entered into a $25.0 million bridge loan facility with the Bank secured with the same collateral securing the Revolving Loan Agreement. The bridge loan facility was repaid and retired in April 1997.

      Senior Subordinated Notes - On March 12, 1997, the Company issued $192,500,000 aggregate principal amount of senior subordinated notes. The notes bear interest at 10% per annum and mature on March 15, 2004. The notes are unsecured obligations of the Company and are subordinated to prior payment of all existing and future senior debt and to indebtedness and other liabilities of the Company's subsidiaries. The notes are not redeemable prior to maturity.

4.  Subsequent Events

      Warehouse Debt - On April 1, 1997, a subsidiary of the Company entered into an Interim Warehouse and Security Agreement with Prudential Securities Credit Corporation for an amount not to exceed $150.0 million (the "Repurchase Facility") to finance the origination of certain franchise loans and construction loans to franchisees of certain approved franchise concepts. Indebtedness under the Repurchase Facility is secured by the loans originated with funds advanced under the Repurchase Facility.


Item 2.     Management's Discussion and Analysis of Financial
      Condition and Results of Operations

Overview

      AMRESCO,  INC.  (the  "Company")  is  a  leading  specialty
financial  services  company  engaged  in  residential   mortgage
banking,   commercial   mortgage   banking,   asset   management,
commercial  finance  and  institutional  real  estate  investment
advisory  services.   The residential mortgage  banking  business
involves originating, acquiring, warehousing and securitizing non-
conforming  (sub-prime  grade) loans.   The  commercial  mortgage
banking   business   involves   the  origination,   underwriting,
placement, securitization and servicing of commercial real estate
mortgages.   The  asset  management business  involves  acquiring
asset portfolios at a substantial discount to face value and managing and resolving such asset portfolios to maximize cash
recoveries.   The commercial finance business involves  providing
short and mid-term special situation and franchise financing, securitization and servicing. The Company's institutional real
estate   investment  advisory  subsidiary  provides  real  estate
investment advice to various institutional investors (primarily pension funds). The Company's business may be affected by many factors, including real estate and other asset values, the availability and price of assets and residential mortgages to be purchased, the level of and fluctuations in interest rates,
changes  in  the  securitization  market  and  competition.    In
addition, the Company's operations require continued access to short and long term sources of financing.

      On March 31, 1997, the Company purchased the stock of Commercial Lending Corporation and the operations and specific assets of certain of its affiliates ("CLC"). CLC's primary line of business is originating, securitizing and servicing franchise loans. The purchase price consisted of (i) approximately 1.9 million shares of the Company's common stock, (ii) the assumption of certain liabilities estimated at $14,000,000 and (iii) contingent earnout payments of additional shares of the Company's common stock based upon the operating performance of the acquired entities through March 31, 2000.

      Throughout 1996 and continuing into 1997, the Company has extended its business lines to offer a full range of mortgage banking services including the origination, acquisition and securitization of sub-prime residential mortgages and extending commercial loan origination and servicing. The Company has also increased its investment in asset portfolios and developed and expanded its commercial finance operations. These significant changes in the composition of the Company's business are reflected in the Company's results of operations and may limit the comparability of the Company's results from period to period.

Results of Operations

       The   following  discussion  and  analysis  presents   the
significant changes in results of continuing operations of the Company for the three months ended March 31, 1997 and 1996 by primary business lines. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

                                                      Three Months
(dollars in thousands, except per share data)             Ended
                                                        March 31,
                                                      1997       1996
Revenues:
   Residential mortgage banking                     $36,431     $ 5,776
   Commercial mortgage banking                       16,672       9,375
   Asset management                                  18,968      20,708
   Commercial finance                                 1,953         246
   Institutional real estate investment advisory      1,779         967
   Corporate, other and intercompany eliminations      (963)       (176)
     Total revenues                                  74,840      36,896
Operating expenses:
   Residential mortgage banking                      24,630       2,300
   Commercial mortgage banking                       12,246       8,134
   Asset management                                   9,530      11,053
   Commercial finance                                 2,071         102
   Institutional real estate investment advisory      1,491         816
   Corporate, other and intercompany eliminations    11,266       6,396
     Total operating expenses                        61,234      28,801
Operating profit:
   Residential mortgage banking                      11,801       3,476
   Commercial mortgage banking                        4,426       1,241
   Asset management                                   9,438       9,655
   Commercial finance                                  (118)        144
   Institutional real estate investment advisory        288         151
   Corporate, other and intercompany eliminations   (12,229)     (6,572)
     Total operating profit                          13,606       8,095
Income tax expense                                    5,045       3,300
Net income                                           $8,561     $ 4,795

Earnings per share:
Primary                                               $0.25       $0.18
Fully-diluted                                          0.25        0.17

Weighted average shares outstanding and          34,768,706  27,369,390
 equivalents


Three  Months Ended March 31, 1997 Compared to Three Months Ended
March 31, 1996

      The Company reported a 103% increase in revenues, a 68% increase in operating profit and a 79% increase in net income for the first quarter of 1997 compared to the same period in 1996. The increases were due primarily to additional contributions by the residential and commercial mortgage banking businesses. Weighted average shares outstanding and equivalents for the three months ended March 31, 1997 increased 27% over the same period of 1996 due primarily to the public offering of the Company's stock and the conversion of the Company's Convertible Subordinated Debentures, both of which occurred in late 1996. Fully-diluted earnings per share increased 47% from $0.17 per share for the first quarter of 1996 to $0.25 per share for the first quarter of 1997.

     Residential Mortgage Banking. Revenues for the three months ended March 31, 1997 primarily consisted of $17.8 million of gain on the securitization and sale of residential mortgage loans, $17.0 million in interest and other investment income and $1.6 million of mortgage banking fees. The $30.7 million increase in revenues from the same period in 1996 reflects the maturation of the residential mortgage banking business, which was initiated in September 1995. The increase in revenues was primarily composed of a $15.8 million increase in gain on the securitization and sale of residential mortgage loans and a $13.3 million increase in interest and other investment income. The increased gain on the securitization and sale of residential mortgage loans is due primarily to the securitization and sale of approximately $698.0 million of residential mortgage loans, including gains recognized from the transfer to the securitization trustee of $142.0 million of loans securitized in December 1996 which were transferred to the trust in 1997, compared to gains on $275.0 million of loans securitized in the first quarter of 1996. Additionally, loans originated by the newly created AMRESCO Residential Mortgage Corporation ("ARMC") (the subsidiary which acquired substantially all of the assets of Quality Mortgage USA, Inc.), which have a lower basis than loans purchased from third parties and thus resulting in larger gains, were included in the first quarter 1997 securitization. Interest and other investment income primarily consists of interest earned on mortgage loans held for sale, which have increased significantly since early 1996, and accrued earnings on retained interests in securitizations.

     Operating expenses for the three months ended March 31, 1997 were primarily comprised of $10.7 million in interest expense, $8.4 million in personnel expense and $3.7 million in other general and administrative expense. The $10.7 million in interest expense primarily relates to borrowing under warehouse loans payable which funded the origination, acquisition and warehousing of mortgage loans held for sale. Personnel and other general and administrative costs increased significantly from the prior year period due primarily to the increased operations of the residential business through ARMC.

      Commercial Mortgage Banking. Revenues for the three months ended March 31, 1997 consisted of $11.8 million in origination, underwriting and servicing revenues and $4.9 million in interest and other investment income. Origination, underwriting and servicing revenues increased $5.2 million from the prior year period due primarily to originations of $1.0 billion in the current period compared to $0.5 billion in the same period of 1996. Interest and other investment income increased $2.1 million due primarily to interest earned on mortgage loans held for sale which have increased significantly since early 1996.

     Operating expenses for the three months ended March 31, 1997 were primarily comprised of $8.8 million in personnel expense, $2.3 million in other general and administrative expense and $1.0 million in interest expense. The $4.1 million increase in expenses was due primarily to an increase of $3.0 million in personnel expenses related to commissions on increased originations, an increase of $0.6 million in other general and administrative expense due to expanded operations and an increase of $0.6 million in interest expense related to warehousing a higher volume of loans.

      Asset Management.  Revenues for the  first
quarter of 1997 were primarily comprised of $14.0 million in interest and other investment income and $4.2 million in asset management and resolution fees. The $1.7 million, or 8%, decrease in revenues from the same period of 1996 was primarily comprised of a $4.1 million decrease in management and resolution fees, offset by a $2.0 million increase in interest and other investment income. Asset management and resolution fees decreased as a result of a shift in business away from primarily managing and investing in partnerships and joint ventures to investing in wholly-owned portfolios. Interest and other investment income increased due to a significant increase in aggregate investments for the Company's own account since early 1996.

     Operating expenses for the quarter ended March 31, 1997 were primarily comprised of $3.2 million in interest expense, $3.2 million in personnel costs and $3.0 million in other general and administrative expenses. The $1.5 million, or 14%, decrease in expenses over the same period in 1996 was due primarily to a decrease in personnel expenses resulting from a lower level of assets being managed.

      Commercial Finance. The Company acquired CLC on March 31, 1997 and hired an experienced team formerly with a financial institution to form its construction finance unit in the first quarter of 1997. First quarter 1997 revenues of $2.0 million were earned in conjunction with providing high yield debt financing for businesses and projects which were unable to access traditional lending sources as well as providing construction financing for builders of single family residences. Operating expenses of $2.1 million were primarily comprised of $0.7 million in personnel expenses, $0.5 million in interest expense, a $0.5 million provision for loan losses and $0.3 million in other general and administrative expenses.

       Institutional Real Estate Investment Advisory. First quarter 1997 revenues were primarily comprised of $1.5 million of revenue earned in conjunction with providing real estate investment advisory services to institutional and corporate investors, including acquisition, portfolio/asset management and disposition services and $0.2 million in interest and other investment income. Operating expenses of $1.5 million were incurred, primarily including $0.9 million in personnel expense and $0.5 million in other general and administrative expenses.

      Corporate, Other and Intercompany Eliminations. Operating losses in this area for the three months ended March 31, 1997 increased $5.7 million, or 86%, over the comparable 1996 quarter. The increase is primarily due to increases in personnel costs and other overhead related to expanded operations from the first quarter of 1996.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $33.6 million at March 31, 1997. Cash flows used by operating activities plus principal cash collections on investments totaled a $16.2 million usage for the first three months of 1997 compared to a $12.5 million usage for the same period in 1996. The following table is a summary of cash flow activity during the first three months of 1997 and 1996 (dollars in millions):

                                              For the Three Months
                                                 Ended March 31,
                                                 1997      1996

 Cash used by operations and collections
    on investments, net                        $(16.2)   $(12.5)
  Cash flows used by operations                 (73.9)    (32.0)
  Cash provided by borrowings, net              148.6      56.2
  Cash used for purchase of investments        (127.2)    (41.0)
  Ratio of core debt (excluding warehouse
   debt and investment line) to capital         1.6:1     1.1:1
  Ratio of total debt (excluding                3.4:1     2.3:1
    investment line) to capital
  Interest coverage ratio *                       2.0x      3.0x

      *      Interest coverage ratio is defined as the  ratio  of
   earnings    before    interest,   taxes,   depreciation    and
   amortization to interest expense.

      The  following table shows the components of the  Company's capital  structure  at  March  31, 1997  and  December  31,  1996
(dollars in millions):

                             March      % of      December    % of
                           31, 1997    Total      31, 1996   Total
  Stockholders' equity      $340.9      23%        $301.5     30%
  Warehouse loans payable    598.7      40%         354.6     36%
  Notes payable              237.7      16%         225.9     22%
    (excluding investment
    line)
  Senior notes, due 1999      57.5       4%          57.5      6%
  Senior subordinated         57.5       4%          57.5      6%
    notes, due 2003
  Senior subordinated        192.5      13%           -        -
    notes, due 2004


     Total assets increased $454.5 million to $1,530.4 million at March 31, 1997 from $1,075.9 million at December 31, 1996. This increase was due primarily to (i) the increase in mortgage loans held for sale resulting from the origination and acquisition of residential loans for securitization and sale, (ii) the increase in retained interests in securitizations due to a securitization of approximately $556.0 million of residential mortgage loans and the purchase of retained interests related to the CLC acquisition, (iii) an increase in purchased loan and other asset portfolios, (iv) an increase in intangibles primarily related to the Company's purchase of CLC, (v) an increase in asset backed securities and (vi) an increase in loans offset by a decrease in temporary investments as the Company no longer needed to maintain a temporary investment balance.

      During the first quarter of 1997, the Revolving Loan Agreement was amended to provide a $290.0 million commitment under the revolving credit facility with a maturity date of May 31, 1999 and a $25.0 million commitment under the term facility which matures May 31, 2000. As of March 31, 1997, $149.9 million was outstanding under the credit facility.

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

      Delinquency levels of loans securitized by the Company have increased primarily due to the maturing of the pools. Delinquencies are expected to rise as the pools continue to mature until foreclosed properties begin to be liquidated. Delinquencies and charge-offs related to retained interests in securitizations were as follows:

                        Days Delinquent
Month End Date    30-59    60-89     90+    Total    Charge-offs
   3/31/97        1.96%    1.03%    2.54%   5.53%       0.03%
  12/31/96        1.67%    1.01%    2.67%   5.36%       0.01%

     During the next twelve months, the Company intends to pursue
(i) additional investment opportunities by acquiring assets both for its own account and as an investor with various capital partners who acquire such investments, (ii) additional loans by the commercial finance business, (iii) acquisitions of new businesses and (iv) expansion of current businesses. The funds for such acquisitions and investments are anticipated to be provided by cash flows and borrowings under the Company's Revolving Loan Agreement. As a result, interest expense for the remainder of 1997 is expected to be higher than interest expense for the corresponding period in 1996.

      The Company believes its funds on hand of $33.6 million at March 31, 1997, its cash flow from operations, its unused borrowing capacity under its credit lines and its continuing ability to obtain financing should be sufficient to meet its anticipated operating needs and capital expenditures, as well as planned new acquisitions and investments, for at least the next twelve months. The magnitude of the Company's acquisition and investment program will be governed to some extent by the availability of capital.

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


                   PART II.  OTHER INFORMATION


ITEM 6.    Exhibits and Reports on Form 8-K.

     (a)  Exhibits and Exhibit Index

          Exhibit No.
          10.(a) First Modification of Second Amended and Restated
                 Loan Agreement among AMRESCO INC., and Morgan
                 Stanley Mortgage Capital, Inc. and other entities designated as "Borrowers", and NationsBank of Texas, N.A., as agent for the "Lenders".

          10.(b) Second Modification of Second Amended and Restated
                 Loan Agreement among AMRESCO INC., and Morgan
                 Stanley Mortgage Capital, Inc. and other entities designated as "Borrowers", and NationsBank of Texas, N.A., as agent for the "Lenders".

          11     Computation of Per Share Earnings.

          27     Financial Data Schedule.

     (b)  Reports on Form 8-K

          The Registrant filed a Current Report on Form 8-K, dated March 12, 1997, reporting pursuant to Items 5 and 7 of such Form the offering of Senior Subordinated Notes.



                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMRESCO, INC.
                                   Registrant


Date:  May 12, 1997            By: /s/Barry L. Edwards
                                   Barry L. Edwards
                                   Executive Vice President
                                   and Chief Financial Officer