Form 10-Q
period 1997-06-30
AMRESCO INC
filed 1997-08-13
CIK 225569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q

          (Mark One)
           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1997

                                       OR

          [    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-8630

                              AMRESCO, INC.
    (Exact name of Registrant as specified in its charter)


Delaware                                             59-1781257
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                   Identification
                                                           No.)


700 N. Pearl Street, Suite 2400, LB 342,
Dallas, Texas                                        75201-7424
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number,including area code:(214) 953-7700


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


  36,264,522 shares of common stock, $.05 par value per share, as of August 7, 1997.



                                  AMRESCO, INC.
                                      INDEX




                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - June 30, 1997 and            3
December 31, 1996

Consolidated Statements of Income - Three and Six
Months Ended June 30, 1997 and 1996                        4

Consolidated Statement of Shareholders' Equity -
Six Months Ended June 30, 1997                             5

Consolidated Statements of Cash Flows - Six
Months Ended June 30, 1997 and 1996                        6

Notes to Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations              9


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of               16
Security Holders

Item 6.  Exhibits and Reports on Form 8-K                 16

SIGNATURE                                                 17




                         PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                  AMRESCO, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (In thousands, except for share amounts)

                                                     June 30,     December 31,
                                                       1997           1996
                                                    (Unaudited)
                   ASSETS
Cash and equivalents                                 $   23,148   $  29,046
Temporary investments                                                34,190
Accounts receivable, net of reserves of $2,832           12,537      12,243
and $1,611, respectively
Loans held for sale, net                                844,318     376,029
Loans, net                                              150,613      42,188
Investments in purchased loan and other asset
 portfolios, net                                        333,048     251,060
Asset backed and other securities-available for sale     78,608      55,678
Retained interests in securitizations-trading           240,342     130,328
Deferred income taxes                                    26,050      13,285
Premises and equipment, net of accumulated
depreciation of $7,920 and $5,285, respectively          18,046      18,228
Intangible assets, net of accumulated
amortization of $15,256 and $11,110, respectively       115,795      87,219
Other assets                                             59,743      26,447
TOTAL ASSETS                                         $1,902,248  $1,075,941

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued compensation and
benefits                                              $  26,683   $  30,509
Notes payable                                           397,766     260,092
Warehouse loans payable                                 784,736     354,562
Senior notes                                             57,500      57,500
Senior subordinated notes                               250,000      57,500
Income taxes payable                                      8,629       3,742
Other liabilities                                        20,784      10,521
Total liabilities                                     1,546,098     774,426

SHAREHOLDERS' EQUITY:
Common stock, $0.05 par value, authorized
150,000,000 shares; 36,062,336 and 33,796,145
shares issued, respectively                               1,803       1,690
Capital in excess of par                                249,664     213,843
Reductions for employee stock                            (3,570)     (1,129)
Treasury stock, $0.05 par value, 24,339 shares
in 1997 and 1996, respectively                             (160)       (160)
Net unrealized gains                                        344         249
Retained earnings                                       108,069      87,022
Total shareholders' equity                              356,150     301,515
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $1,902,248  $1,075,941

See notes to consolidated financial statements.

                                  AMRESCO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                              Three Monts Ended        Six Months Ended
                                                   June 30,                June 30,
                                                1997       1996          1997     1996

REVENUES:
 Interest and other investment income           $45,319   $25,075       $81,334  $43,247
 Gain on sale of loans and investments, net      26,515     3,781        44,626    5,789
 Mortgage banking and servicing fees             16,025     8,332        29,353   14,937
 Asset management and resolution fees             6,164     8,814        11,891   18,037
 Income from equity affiliate                     9,401                  10,457
 Other revenues                                     457       811         1,060    1,699
    Total revenues                              103,881    46,813       178,721   83,709

EXPENSES:
 Personnel                                       35,181    19,131        64,976   35,631
 Interest                                        25,253     8,328        41,412   13,495
 Other general and administrative                13,660     5,520        24,048   10,657
 Provision for loan and investment losses         5,298                   7,218
 Depreciation and amortization                    3,803     1,983         6,775    3,980
    Total expenses                               83,195    34,962       144,429   63,763

Income before income taxes                       20,686    11,851        34,292   19,946
Income tax expense                                8,200     4,503        13,245    7,803
  NET INCOME                                    $12,486   $ 7,348       $21,047  $12,143

Earnings per share:
Primary                                           $0.34     $0.27         $0.59    $0.44
Fully-diluted                                     $0.34     $0.25         $0.59    $0.42

Weighted average number of common
  shares outstanding and common share        36,646,063 27,568,981  35,707,384 27,469,186
   equivalents

See notes to consolidated financial statements.

                                  AMRESCO, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         Six Months Ended June 30, 1997
                        (In thousands, except share data)
                                   (Unaudited)
                             Common Stock                  Reductions               Net
                            $0.05 Par Value    Capital in      for              Unrealized              Total
                            Number of          Excess of    Employee  Treasury    Gains     Retained Shareholders'
                             Shares    Amount     Par        Stock     Stock     (losses)   Earnings    Equity
JANUARY 1, 1997            33,796,145  $1,690   $213,843    $(1,129)   $(160)      $249     $87,022   $301,515

Purchase of subsidiary      1,935,539      97    30,866                                                 30,963

Grant of restricted stock     166,584       9     3,259      (3,268)

Exercise of stock options     120,446       5       669                                                    674

Issuance of common stock
 for earnout                   43,622       2       775                                                    777

Amortization of unearned
 stock compensation                                             827                                        827

Tax benefits from employee
 stock compensation                                 345                                                    345

Additional costs from
 conversion of convertible debt                     (93)                                                   (93)

Foreign currency translation
 adjustments                                                                           (82)                (82)

Unrealized gain on securities
 available for sale, net                                                               177                 177

 Net income                                                                                    21,047   21,047

June 30, 1997               36,062,336  $1,803  $249,664     $(3,570)     $(160)      $344   $108,069 $356,150

See notes to consolidated  financial statements.



                          AMRESCO, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in thousands)
                           (Unaudited)
                                                      Six Months Ended
                                                          June 30,
                                                      1997          1996
OPERATING ACTIVITIES:
 Net income                                         $ 21,047     $ 12,143
 Adjustments to reconcile net income to net cash
   used in operating activities:
  Gain on sale of loans and investments              (44,626)      (5,789)
  Undistributed earnings of equity affiliate         (10,457)
  Depreciation and amortization                        6,775        3,980
  Accretion of interest income                       (49,953)     (30,178)
  Deferred tax provision (benefit)                    (7,305)         499
  Provision for loan and investment losses             7,218
  Other                                                  827          659
  Increase (decrease) in cash for changes in
    (exclusive of assets and liabilities acquired
     in business combinations):
     Accounts receivable                                 551        5,914
     Loans held for sale, net                       (437,533)     (72,482)
     Warehouse loans payable, net                    342,883       27,866
     Retained interests in securitizations             5,287       39,775
     Other assets                                     (5,656)        (619)
     Accounts payable and accrued compensation
        and benefits                                   1,722       (2,466)
     Income taxes payable                              4,887           86
     Other liabilities                                 5,319       (5,472)
        Net cash used in operating activities       (159,014)     (26,084)

INVESTING ACTIVITIES:
  Sale (purchase) of temporary investments, net       34,190      (10,979)
  Originations of loans, net                        (102,135)     (10,411)
  Acquisition of purchased loan and other
    asset portfolios                                (135,015)     (74,080)
  Collections on purchased loan and other
    asset portfolios                                  78,677       74,982
  Purchase of asset backed securities                (49,975)      (2,891)
  Collections on asset backed securities              31,608        2,179
  Cash received in purchase of subsidiary                930
  Cash used for purchase of subsidiary                (3,106)      (2,379)
  Investment in joint venture                         (9,530)
  Purchase of premises and equipment                  (2,219)      (1,629)
        Net cash used in investing activities       (156,575)     (25,208)

FINANCING ACTIVITIES:
  Net proceeds from notes payable and other debt     586,923      270,591
  Repayment of notes payable and other debt         (464,882)    (276,396)
  Net proceeds from issuance of senior
    subordinated notes                               186,631       54,694
  Stock options exercised and tax benefit of
    employee stock compensation                        1,019          914
        Net cash provided by financing activities    309,691       49,803
Net decrease in cash and cash equivalents             (5,898)      (1,489)
Cash and cash equivalents, beginning of period        29,046       16,139
Cash and cash equivalents, end of period            $ 23,148     $ 14,650

SUPPLEMENTAL DISCLOSURE:
  Exchange of loans held for sale for retained
    interests in securitizations                     $44,875      $38,335
  Common stock issued for the purchase of
    subsidiaries                                      31,740          777
  Interest paid                                       34,226       14,260
  Income taxes paid                                   16,249        4,507

See notes to consolidated financial statements.


                          AMRESCO, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1997
                           (Unaudited)

1.  Basis of Presentation and Summary of Significant Accounting Policies

     The accompanying unaudited consolidated financial statements of AMRESCO, INC. and subsidiaries (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications of prior period
amounts  have  been  made  to  conform  to  the  current   period
presentation.

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

     The gain on sale of loans and other investments for the three and six months ended June 30, 1997 includes approximately $1.6 million and $2.3 million, respectively, related to unrealized gains on valuation of retained interests in the Company's March and June 1997 securitizations as the Company reports its retained interests in securitizations as trading securities which must be measured at fair value.

     The provision for loan and investment losses has been made as a reserve for management's estimate of losses on existing loans and investments which may be uncollectible. Such estimate is based on evaluation of the collectability of loans and investments.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Under the requirements of SFAS No. 128, basic and diluted EPS for the three and six months ended June 30, 1997 and 1996 would have been as follows:

                       Three Months Ended         Six Months Ended
                             June 30,                 June 30,
                       1997         1996          1997       1996
      Basic           $0.35        $0.27          $0.60      $0.45
      Diluted          0.34         0.25           0.59       0.42

2.   Acquisition

      On March 31, 1997, the Company purchased the stock of Commercial Lending Corporation and the operations and specific assets of certain of its affiliates ("CLC"). CLC's primary line of business is originating, securitizing, selling and servicing franchise loans. The purchase price consisted of (i) approximately 1.9 million shares of the Company's common stock valued at $31.0 million, (ii) the assumption of certain liabilities estimated at $14,000,000 and (iii) contingent earnout payments of additional shares of the Company's common stock based upon the operating performance of the acquired entities through March 31, 2000. The acquisition of CLC was recorded as a purchase acquisition.

3.   Notes Payable and Other Debt

      Revolving Loan Agreement - During the first half of 1997, the Company amended its revolving loan agreement (the "Revolving Loan Agreement") with a syndicate of lenders, led by NationsBank of Texas, N.A. ("Bank"). The Revolving Loan Agreement was amended to provide for a maximum credit facility of $350.0 million of which $60.0 million could be available on a term basis. As of June 30, 1997, $311.2 million was outstanding under the Revolving Loan Agreement.

      Senior Subordinated Notes - On March 12, 1997, the Company issued $192,500,000 aggregate principal amount of additional senior subordinated notes. The notes bear interest at 10% per annum and mature on March 15, 2004. The notes are unsecured obligations of the Company and are subordinated to prior payment of all existing and future senior debt and to indebtedness and other liabilities of the Company's subsidiaries. The notes are not redeemable prior to maturity.

      Warehouse Debt - On April 1, 1997, a subsidiary of the Company entered into an Interim Warehouse and Security Agreement, which replaced an existing warehouse agreement, with Prudential Securities Credit Corporation for an amount not to exceed $150.0 million (the "Repurchase Facility") to finance the origination of certain franchise loans and construction loans to franchisees of certain approved franchise concepts. Indebtedness under the Repurchase Facility is secured by the loans originated with funds advanced under the Repurchase Facility. As of June 30, 1997, $32.2 million was outstanding under the Repurchase Facility.

      On  June 12, 1997, a subsidiary of the Company entered into
an   Interim  Warehouse  and  Security  Agreement,  replacing  an existing warehouse agreement, with Prudential Securities Credit Corporation for an amount not to exceed $500.0 million (the "Second Repurchase Facility") to finance the purchase of fixed and floating rate "B and C credit," first and second lien and one-to-four family residential mortgage loans. Indebtedness under the Second Repurchase Facility is secured by the loans purchased
with  funds  advanced under the Second Repurchase Facility.   The
available   debt   limit  will  increase   by   the   amount   of
participation's sold by Prudential Securities Credit Corporation to other participants. At June 30, 1997, $585.0 million was outstanding under the Second Repurchase Facility. As of July 29, 1997, the available debt limit was $728.0 million.

4.   Shareholder Rights Plan

     On May 28, 1997, the Board of Directors of the Company adopted a shareholders rights plan and declared a dividend distribution of one Right for each outstanding share of the Company's common stock to stockholders of record at the close of business on June 9, 1997. Each Right entitles the registered holder to purchase from the Company 1/1,000 of a share of Series A Preferred Stock, (the "Preferred Stock"), at a Purchase Price of $125 per 1/1,000 of a share, subject to adjustment.
Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights Certificates will be distributed. The Rights will separate from the Common Stock upon the earlier of (i) ten business days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of fifteen percent or more of the outstanding shares of Common Stock (the "Stock Acquisition Date"), or (ii) ten business days (or such later date as the Board of Directors determines) following the commencement of a tender or exchange offer that would result in a person or group beneficially owning fifteen percent or more of such outstanding shares of Common Stock. The date the Rights separate is referred to as the "Distribution Date."

     Until the Distribution Date, (i) the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates,
(ii) new Common Stock certificates issued after June 9, 1997 will contain a notation incorporating the Rights Agreement by reference and (iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificates.

     In the event that any person or group becomes an Acquiring Person each holder of a Right (other than the Acquiring Person and certain related parties) will thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the Purchase Price of the Right.

     At any time after any person or group becomes an Acquiring Person and prior to the acquisition by such person or group of fifty percent or more of the outstanding shares of Common Stock, the Board of Directors of the Company may, without payment of the Purchase Price by the holder, exchange the rights (other than Rights owned by such person or group, which will become void), in whole or in part, for shares of Common Stock at an exchange ratio of one-half the number of shares of Common Stock (or in certain circumstances Preferred Stock) for which a Right is exercisable immediately prior to the time of the Company's decision to exchange the Rights (subject to adjustment).

     At any time until ten business days following the Stock Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right (payable in cash, shares of Common Stock or other considerations deemed appropriate by the Board of Directors). Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $0.001 redemption price. The rights expire on June 9, 2007.

5.   Equity Affiliate

      In July 1997, a joint venture in which the Company holds a 50% interest completed a securitization of approximately $460.0 million of commercial loans. The Company recorded additional income of approximately $3.4 million in July 1997 associated with this securitization.

Item 2.     Management's Discussion and Analysis of Financial
      Condition and Results of Operations

Overview

      AMRESCO,  INC.  (the  "Company")  is  a  leading  specialty
financial  services  company  engaged  in  residential   mortgage
banking,  commercial  mortgage  banking,  asset  management   and
commercial finance. The residential mortgage banking business involves originating, acquiring, warehousing and securitizing non-conforming (sub-prime) loans. The commercial mortgage banking
business   involves  the  origination,  underwriting,  placement,
securitization and servicing of commercial real estate mortgages. The asset management business involves acquiring asset portfolios at a substantial discount to face value and managing and resolving such asset portfolios to maximize cash recoveries and providing real estate investment advice to various institutional
investors  (primarily  pension funds).   The  commercial  finance
business  involves providing short and mid-term special situation
and  franchise  financing,  securitization  and  servicing.   The
Company's  business  may be affected by many  factors,  including
fluctuations  in  real  estate  and  other  asset   values,   the
availability and price of assets and residential mortgages to be purchased, the level of and fluctuations in interest rates,
changes  in  the  securitization  market  and  competition.    In
addition, the Company's operations require continued access to short and long term sources of financing.

      On March 31, 1997, the Company purchased the stock of Commercial Lending Corporation and the operations and specific assets of certain of its affiliates ("CLC"). CLC's primary line of business is originating, securitizing, selling and servicing franchise loans. The purchase price consisted of (i) approximately 1.9 million shares of the Company's common stock valued at $31.0 million, (ii) the assumption of certain liabilities estimated at $14,000,000 and (iii) contingent earnout payments of additional shares of the Company's common stock based upon the operating performance of the acquired entities through March 31, 2000.

      Throughout 1996 and continuing into 1997, the Company has extended its business lines to offer a full range of mortgage banking services including the origination, acquisition and securitization of sub-prime residential mortgages and commercial loan origination, securitization and servicing. The Company has also increased its investment in asset portfolios and developed and expanded its commercial finance operations. These significant changes in the composition of the Company's business are reflected in the Company's results of operations and may limit the comparability of the Company's results from period to period.

Results of Operations

       The   following  discussion  and  analysis  presents   the
significant changes in results of operations of the Company for the three and six months ended June 30, 1997 and 1996 by primary business lines. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

                                  Three Months Ended      Six Months Ended
(dollars in thousands, except          June 30,               June 30,
per share data)
                                     1997       1996       1997        1996
Revenues:
   Residential mortgage banking     $34,783    $11,088     $71,214   $16,864
   Commercial mortgage banking       27,640     11,020      44,312    20,395
   Asset management                  27,420     24,248      48,167    45,923
   Commercial finance                13,883        570      15,836       816
   Corporate, other and                 155       (113)       (808)     (289)
intercompany eliminations
     Total revenues                 103,881     46,813     178,721    83,709
Operating expenses:
   Residential mortgage banking      27,181     4,322       51,811     6,622
   Commercial mortgage banking       16,894     9,068       29,140    17,202
   Asset management                  18,503    12,833       29,524    24,702
   Commercial finance                 6,948       470        9,019       572
   Corporate, other and              13,669     8,269       24,935    14,665
intercompany eliminations
     Total operating expenses        83,195    34,962      144,429    63,763
Operating profit:
   Residential mortgage banking       7,602     6,766       19,403    10,242
   Commercial mortgage banking       10,746     1,952       15,172     3,193
   Asset management                   8,917    11,415       18,643    21,221
   Commercial finance                 6,935       100        6,817       244
   Corporate, other and             (13,514)   (8,382)     (25,743)  (14,954)
intercompany eliminations
     Total operating profit          20,686    11,851       34,292    19,946
Income tax expense                    8,200     4,503       13,245     7,803
Net income                          $12,486   $ 7,348      $21,047   $12,143

Earnings per share:
  Primary                             $0.34     $0.27        $0.59     $0.44
  Fully-diluted                       $0.34     $0.25        $0.59     $0.42

Weighted average shares          36,646,063  27,568,981   35,707,384 27,469,186


Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

      The Company reported a 122% increase in revenues, a 75% increase in operating profit and a 70% increase in net income. The increases were due primarily to additional contributions by the residential and commercial mortgage banking businesses and
the   commercial  finance  business.   Weighted  average   shares
outstanding and equivalents increased 33% due primarily to the late 1996 conversion of the Company's convertible subordinated debentures, the late 1996 public offering of the Company's common stock and the March 1997 purchase of CLC for common stock. Fully-diluted earnings per share increased 36% from $0.25 to $0.34 per share.

     Residential Mortgage Banking. Revenues for the three months ended June 30, 1997 primarily consisted of $18.0 million in interest and other investment income and $15.2 million of gain on the securitization and sale of residential mortgage loans. The $23.7 million increase in revenues relates to increased volumes and the acquisition of the assets of Quality Mortgage USA, Inc., ("Quality") in October 1996. The increase in revenues was primarily composed of an $11.7 million increase in gain on the securitization and sale of residential mortgage loans and a $10.5 million increase in interest and other investment income.

      The increased gain on the securitization and sale of residential mortgage loans was due primarily to the securitization and sale of approximately $725.0 million of residential mortgage loans, including gains recognized from the transfer to the securitization trustee of approximately $49.0 million of loans securitized in March 1997 which were not transferred  to  the  trust until the  second  quarter  of  1997, compared to gains on approximately $524.0 million of loans securitized in the second quarter of 1996. Additionally, loans originated by the newly created AMRESCO Residential Mortgage Corporation ("ARMC") (the subsidiary which acquired substantially all of the assets of Quality), which have a lower basis than loans purchased from third parties and thus resulting in larger gains, were included in the second quarter 1997 securitization. However, the gain on the second quarter 1997 securitization was negatively impacted by $1.9 million of losses from futures contracts used for hedging activities and a change in product mix. A gain related to approximately $64.0 million of residential loans pre-funded in the second quarter of 1997 securitization was recognized when the loans were transferred to the trustee in July 1997. Returns on securitizations are anticipated to increase as the Company shifts more from purchased loans to Company originations.

      Interest and other investment income primarily consists of interest earned on loans held for sale, which have increased significantly since early 1996, and accrued earnings on retained interests in securitizations, including hedging and mark-to-market activities. In the second quarter of 1997, the Company recognized a loss of $4.2 million from futures contracts used for hedging activities which were designed to protect the Company from a loss in earnings associated with the Company's retained interests in securitizations. This loss was partially offset by a mark-to-market gain of $2.5 million on the retained interests in securitizations.

      Operating expenses for the three months ended June 30, 1997 were primarily comprised of $11.9 million in interest expense, $10.1 million in personnel expense and $4.4 million in other general and administrative expense. The $11.9 million in interest expense primarily relates to borrowings under warehouse loans payable which funded the origination, acquisition and warehousing of mortgage loans held for sale. Personnel and other general and administrative costs increased significantly due primarily to the increased operations of the residential business through ARMC.

      Commercial Mortgage Banking. Revenues for the three months ended June 30, 1997 consisted of $13.7 million in origination, underwriting and servicing revenues, $9.4 million in income from equity affiliate and $4.6 million in interest and other investment income. Origination, underwriting and servicing revenues increased $5.4 million due primarily to originations of $1.7 billion in the current period compared to $0.6 billion in the same period of 1996. Income from equity affiliate generated $9.4 million in income during the second quarter of 1997 due primarily to income from the AMRESCO Capital Corporation ("ACC") joint venture which included ACC's 50% share of approximately
$18.8 million of earnings. In July 1997, the joint venture securitized approximately $460.0 million of loans which resulted in ACC recording approximately $3.4 million in additional income in July. Due to the recent narrowing of margins on these types of loans, the Company anticipates gains earned in the future on these securitizations to tighten. Interest and other investment income increased $1.9 million due primarily to interest earned on loans held for sale and escrow deposits, both of which have increased significantly since early 1996.

      Operating expenses for the three months ended June 30, 1997 were primarily comprised of $11.0 million in personnel expense, $3.4 million in other general and administrative expense, $1.2 million in interest expense and a $1.0 million provision for investment and loan losses. The $7.8 million, or 86%, increase in expenses was due primarily to an increase of $4.3 million in personnel expenses related to commissions on increased originations, an increase of $1.7 million in other general and administrative expense due to expanded operations, a $1.0 million provision for investment and loan losses and an increase of $0.8 million in interest expense related to warehousing a higher volume of loans.

      Asset Management. Revenues for the second quarter of 1997 were primarily comprised of $16.0 million in interest and other investment income, $6.2 million in asset management and resolution fees and a $4.9 million gain on sale of loans and investments. The $3.2 million, or 13%, increase in revenues was primarily comprised of a $4.6 million increase in gain on sale of loans and investments resulting from the sale of an asset backed security and a $1.4 million increase in interest and other investment income offset, in part, by a $2.7 million decrease in management and resolution fees. Interest and other investment income increased due to a significant increase in aggregate investments for the Company's own account since early 1996. Asset management and resolution fees decreased as a result of a shift in business away from primarily managing and investing in partnerships and joint ventures to investing in wholly-owned portfolios.

      Operating expenses for the quarter ended June 30, 1997 were primarily comprised of $6.5 million in interest expense, $5.0 million in personnel cost, $4.4 million in other general and administrative expenses and a $2.5 million provision for investment and loan losses. The $5.7 million, or 44%, increase in expenses was due primarily to a $2.6 million increase in interest expense related to the financing for increased levels of investments from early 1996, a $2.5 million provision on owned portfolios and special servicing receivables and a $1.6 million increase in other general and administrative expenses offset, in part, by a $1.0 million decrease in personnel expenses resulting from a lower level of assets being managed.

      Commercial Finance. The Company acquired CLC on March 31, 1997 and hired an experienced team formerly with a financial institution to form its home construction finance unit in the first quarter of 1997. Revenues for the second quarter of 1997 consisted primarily of $6.6 million of interest and other investment income and $6.4 million of gain on sale of loans and
investments.   Interest  and  other investment  income  primarily
consisted of interest earned on loans and retained interests in securitizations. The $6.4 million gain relates primarily to a $6.1 million gain on securitization of approximately $109.0 million of franchise loans in the second quarter of 1997 by AMRESCO Commercial Lending Corporation ("ACLC") (formerly CLC).
It is anticipated that a gain related to approximately $24.0 million of franchise loans pre-funded in the second quarter of 1997 securitization will be recognized when the loans are transferred to the trustee in the third quarter of 1997.


      Operating expenses of $6.9 million were primarily comprised of $3.1 million in interest expense related to the financing of franchise and commercial loans, $1.8 million in personnel expenses, $1.2 million in provision for loan losses and $0.7 million in other general and administrative expenses.

      Corporate, Other and Intercompany Eliminations. Operating losses in this area for the three months ended June 30, 1997 increased $5.1 million, or 61%. The increase is primarily due to increases in personnel costs and other overhead related to expanded operations from the second quarter of 1996.

Six  Months Ended June 30, 1997 Compared to Six Months Ended June
30, 1996

      The Company reported a 114% increase in revenues, a 72% increase in operating profit and a 73% increase in net income. The increases were due primarily to additional contributions by the commercial mortgage banking, residential mortgage banking and
commercial   finance   businesses.    Weighted   average   shares
outstanding and equivalents increased 30% due primarily to the late 1996 conversion of the Company's convertible subordinated debentures, the late 1996 public offering of the Company's common stock and the March 1997 purchase of CLC for common stock. Fully-diluted earnings per share increased 40% from $0.42 per share to $0.59 per share.

      Residential Mortgage Banking. Revenues for the first six months of 1997 primarily consisted of $35.0 million in interest and other investment income and $33.1 million of gain on the securitization and sale of residential mortgage loans. The $54.4 million increase in revenues relates to increased volumes and the acquisition of the assets of Quality. The increase in revenues was primarily comprised of a $27.5 million increase in gain on the securitization and sale of residential mortgage loans and a $23.7 million increase in interest and other investment income. The increased gain on the securitization and sale of residential mortgage loans is due primarily to the securitization and sale of approximately $1.4 billion of residential mortgage loans, including gains recognized from the transfer to the securitization trustee of approximately $142.0 million of loans securitized in December 1996 which were transferred to the trust during the first quarter of 1997, compared to gains on approximately $799.0 million of loans securitized in the first six months of 1996. Additionally, loans originated by the newly created ARMC, which have a lower basis than loans purchased from third parties resulting in larger gains, were included in the 1997 securitizations offset, in part, by the second quarter's securitization containing a loss from futures contracts used for hedging activities and a change in product mix.

      Interest and other investment income primarily consists of interest earned on loans held for sale, which have increased significantly since early 1996, and accrued earnings on retained interests in securitizations, including hedging and mark-to-market activities. In the first six months of 1997, the Company recognized a loss of $4.2 million from futures contracts used for hedging activities associated with its retained interests in securitizations offset, in part, by mark-to-market gains of $0.4 million on its retained interests in securitizations.

      Operating expenses for the six months ended June 30, 1997 were primarily comprised of $22.6 million in interest expense, $18.4 million in personnel expense, $8.1 million in other general and administrative and a $2.0 million provision for investment and loan losses. Interest expense primarily relates to borrowings under warehouse loans payable which funded the origination, acquisition and warehousing of mortgage loans held for sale. Personnel and other general and administrative costs increased significantly from the prior year period due primarily to the increased operations of the residential business through ARMC.

      Commercial Mortgage Banking. Revenues for the six months ended June 30, 1997 consisted of $25.4 million in origination, underwriting and servicing revenues, $10.5 million in income from equity affiliate and $8.4 million in interest and other investment income. Origination, underwriting and servicing revenues increased $10.6 million due primarily to originations of $2.7 billion in the current period compared to $1.1 billion in the same period of 1996. Income from equity affiliate generated $10.5 million in income during the first six months of 1997 due primarily to income from the ACC joint venture which included ACC's 50% share of approximately $20.9 million of earnings. Interest and other investment income increased $2.9 million due primarily to interest earned on loans held for sale and escrow deposits, both of which have increased significantly since early 1996.

      Operating expenses for the six months ended June 30, 1997 were primarily comprised of $19.8 million in personnel expense, $5.7 million in other general and administrative expense, $2.2 million in interest expense and a $1.0 million provision for investment and loan losses. The $11.9 million, or 69%, increase in expenses was due primarily to an increase of $7.3 million in personnel expenses related to commissions on increased originations, an increase of $2.2 million in other general and administrative expense due to expanded operations, an increase of $1.4 million in interest expense related to warehousing a higher volume of loans and a $1.0 million provision for investment and loan losses.

      Asset Management. Revenues for the six months ended June 30, 1997 were primarily comprised of $30.2 million in interest and other investment income, $11.9 million in asset management and resolution fees and a $5.2 million gain on sale of loans and investments. The $2.2 million, or 5%, increase in revenues was primarily comprised of a $5.0 million increase in gain on sale of loans and investments, primarily resulting from the sale of an asset backed security, and a $3.6 million increase in interest and other investment income offset, in part, by a $6.1 million decrease in management and resolution fees. Interest and other investment income increased due to a significant increase in aggregate investments for the Company's own account since early 1996. Asset management and resolution fees decreased as a result of a shift in business away from primarily managing and investing in partnerships and joint ventures to investing in wholly-owned portfolios.

      Operating expenses for the six months ended June 30, 1997 were primarily comprised of $9.7 million in interest expense, $9.1 million in personnel cost, $7.9 million in other general and administrative expenses and a $2.5 million provision for investment and loan losses. The $4.8 million, or 20%, increase in expenses was due primarily to a $3.0 million increase in other general and administrative expenses, a $2.5 million provision on owned portfolios and special servicing receivables, a $2.1 million increase in interest expense related to the financing for increased levels of investments from early 1996 offset, in part, by a $2.8 million decrease in personnel expenses resulting from a lower level of assets being managed.

      Commercial Finance. Revenues for the first six months of 1997 consisted primarily of $8.6 million of interest and other investment income and $6.4 million of gain on sale of loans and investments. Interest and other investment income primarily consisted of interest earned on loans and retained interests in securitizations. The $6.4 million gain primarily relates to a $6.1 million gain on securitization of approximately $109.0 million of franchise loans in the second quarter of 1997 by ACLC (formerly CLC).

      Operating expenses of $9.0 million were primarily comprised of $3.7 million in interest expense related to the financing of franchise and commercial loans, $2.5 million in personnel expenses, $1.7 million in provision for loan losses and $1.1 million in other general and administrative expenses.

      Corporate, Other and Intercompany Eliminations. Operating losses for the six months ended June 30, 1997 increased $10.8 million, or 72%. The increase is primarily due to increases in personnel costs and other overhead related to expanded operations.

Liquidity and Capital Resources

     Cash and equivalents totaled $23.1 million at June 30, 1997. Cash flows used by operating activities plus principal collections on investments totaled $48.7 million for the first six months of 1997 compared to $51.1 million in cash provided for the same period in 1996. The variance from the prior period is due primarily to the Company's increased investment related to increased levels of mortgage loans held for sale at June 30, 1997 compared to 1996. In addition, the Company completed a sale of retained interests in securitizations in the second quarter of 1996 which provided an additional $39.8 million in cash from operating activities in the first six months of 1996. The following table is a summary of selected cash flow activity and debt ratios during the first six months of 1997 and 1996 (dollars in millions):

                                                      For the Six
                                                  Months Ended June 30,
                                                    1997           1996

Cash provided by (used in) operations and
collections on investments, net                   $ (48.7)        $51.1
Cash flows used by operations                      (159.0)        (26.1)
Cash provided by borrowings, net                    308.7          48.9
Cash used for purchase of investments and
originations of commercial loans                   (287.1)        (87.4)
Ratio of core debt (excluding warehouse debt
and investment line) to capital                     2.0:1         1.1:1
Ratio of total debt (excluding investment
line) to capital                                    4.2:1         2.3:1
Interest coverage ratio *                            2.0x          2.8x

* Interest coverage ratio is defined as the ratio of earnings before interest, taxes, depreciation and amortization to interest expense.

      The following table shows the components of the Company's capital structure at June 30, 1997 and December 31, 1996 (dollars in millions):

                             June 30,             December 31,
                               1997       % of      1996        % of
                                         Total                  Total
Stockholders' equity         $356.2      19%        $301.5      30%
Warehouse loans payable       784.7      43%         354.6      36%
Notes payable (excluding      397.8      22%         225.9      22%
investment line)
Senior notes, due 1999         57.5       3%          57.5       6%
Senior subordinated notes,     57.5       3%          57.5       6%
due 2003
Senior subordinated notes,    192.5      10%           -          -
due 2004

     Total assets increased $826.3 million to $1,902.2 million at June 30, 1997 from $1,075.9 million at December 31, 1996. This increase was due primarily to (i) an increase in mortgage loans held for sale resulting from the origination and acquisition of residential loans for securitization and sale and the related increase in retained interests in securitizations due to the securitization of approximately $1,423 million of residential mortgage loans and approximately $109.0 million of franchise loans, (ii) an increase in commercial loans extended and (iii) an increase in purchased loan and other asset portfolios.

     On March 12, 1997, the Company issued $192,500,000 aggregate principal amount of additional senior subordinated notes. The notes bear interest at 10% per annum and mature on March 15, 2004. The notes are unsecured obligations of the Company and are subordinated to prior payment of all existing and future senior debt and to indebtedness and other liabilities of the Company's subsidiaries. The notes are not redeemable prior to maturity.

     On May 30, 1997, the Revolving Loan Agreement was amended to provide a $350.0 million commitment under the revolving credit facility with a maturity date of May 31, 1999 and a $60.0 million commitment under the term facility which matures May 31, 2001. As of June 30, 1997, $311.2 million was outstanding under the credit facility.

     During the next twelve months, the Company intends to pursue
(i) additional investment opportunities by acquiring assets both for its own account and as an investor with various capital partners who acquire such investments, (ii) additional loans by the commercial finance business and (iii) expansion of other businesses. The funds for such growth are anticipated to be provided by cash flows, borrowings under the Company's Revolving Loan Agreement or other debt facilities and/or the issuance of additional debt or equity. As a result, interest expense for the remainder of 1997 is expected to be higher than interest expense for the corresponding period in 1996.

      The Company believes its funds on hand of $23.1 million at June 30, 1997, its cash flow from operations, its unused borrowing capacity under its credit lines and its continuing ability to obtain financing and/or issue equity should be sufficient to meet its anticipated operating needs and capital expenditures, as well as planned new investments, for at least the next twelve months. The magnitude of the Company's investment program will be governed to some extent by the availability of capital.

Other Matters

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company does not expect the adoption of SFAS No. 128 to have a significant impact upon the Company's reported earnings per share.

     The FASB issued, in February 1997, SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure and is effective for financial statements for periods ending after December 15, 1997. The FASB also issued, in June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers.
SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

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


                   PART II.  OTHER INFORMATION

ITEM 4.    Submission of Matters to a vote of Security Holders.

     On May 28, 1997, the Company held its 1997 Annual Meeting of stockholders at which the following matters were considered and voted upon:

     (a)  Election of Directors

          Three persons were elected as Class One Directors for a three year term ending at the Annual Meeting of Stockholders after the close of the fiscal year ending in 1999 or until their successors have been duly elected.

                         SHARES         SHARES
      NOMINEE           VOTED FOR      WITHHELD
Robert L. Adair III    26,347,425       716,292
John J. McDonough      26,372,070       691,647
Bruce W. Schnitzer     26,347,385       716,332

     (b)  Amendment of Restated Certificate of Incorporation

          A proposal to amend the Company's Restated Certificate of Incorporation in order to increase the number of shares of common stock which may be issued from 50,000,000 to 150,000,000 was approved. The number of shares voting for the proposal: 20,276,339; shares against the proposal:
     6,744,761; shares abstaining: 42,617.

     (c)  AMRESCO, INC. 1997 Stock Option and Award Plan

          A proposal to adopt the AMRESCO, INC. 1997 Stock Option and Award Plan was approved. The number of shares voting for the proposal: 18,996,311; shares against the proposal:
     2,304,338; shares abstaining: 68,081.

     (d)  Appointment of Deloitte & Touche LLP.

          A proposal to appoint Deloitte & Touche LLP as the Company's independent public accountants for 1997 was approved. The number of shares voting for the proposal:
     26,984,766; shares against the proposal: 56,732; shares abstaining: 22,219.

ITEM 6.    Exhibits and Reports on Form 8-K.

     (a)  Exhibits and Exhibit Index

          Exhibit No.
          10.(a) Third Modification of Second Amended and Restated
                 Loan Agreement among AMRESCO INC., and Morgan
                 Stanley Mortgage Capital, Inc. and other entities designated as "Borrowers", and NationsBank of Texas, N.A., as agent for the "Lenders".

          10.(b) AMRESCO, INC. 1997 Stock Option Plan, dated as of
                 February 25, 1997, filed as exhibit 4(a) to the Registrant's Form S-8 dated April 17, 1997, which exhibit is incorporated herein by reference.

          11     Computation of Per Share Earnings.

          27     Financial Data Schedule.


     (b)  Reports on Form 8-K

          The Registrant filed a Current Report on Form 8-K, dated May 28, 1997, reporting pursuant to Items 5 and 7 of such Form the adoption of a shareholder rights plan pursuant to which a dividend of one Right for each outstanding share of the Company's stock was distributed.



                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMRESCO, INC.
                                   Registrant


Date:  August 11, 1997             By: /s/Barry L. Edwards
                                   Barry L. Edwards
                                   Executive Vice President
                                   and Chief Financial Officer