Form 10-Q
period 1997-09-30
AMRESCO INC
filed 1997-11-14
CIK 225569

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

 (Mark One)
   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1997

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


 36,517,771 shares of common stock, $.05 par value per share, as of October 31, 1997.




                          AMRESCO, INC.
                              INDEX




                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - September 30, 1997           3
and December 31, 1996

Consolidated Statements of Income - Three and
Nine Months Ended September 30, 1997 and 1996              4

Consolidated Statement of Shareholders' Equity -
Nine Months Ended September 30, 1997                       5

Consolidated Statements of Cash Flows - Nine
Months Ended September 30, 1997 and 1996                   6

Notes to Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations              9


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                 16

SIGNATURE                                                 16




                 PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          AMRESCO, INC.
                   CONSOLIDATED BALANCE SHEETS
             (In thousands, except for share amounts)

                                                September 30,    December 31,
                                                  1997               1996
                                                 (Unaudited)
                   ASSETS
Cash and equivalents                                 $31,346      $29,046
Temporary investments                                              34,190
Accounts receivable, net of reserves of $3,191        18,323       12,243
and $1,611, respectively
Loans held for sale, net                             586,816      376,029
Loans, net                                           178,121       42,188
Investments in purchased loan and other asset        329,553      251,060
portfolios, net
Asset backed and other securities - available         87,737       55,678
for sale
Retained interests in securitizations - trading      214,225      130,328
Deferred income taxes                                 30,815       13,285
Premises and equipment, net of accumulated
depreciation of $9,397 and $5,285, respectively       15,430       18,228
Intangible assets, net of accumulated
amortization of $17,806 and $11,110, respectively    115,365       87,219
Other assets                                          39,770       26,447
TOTAL ASSETS                                      $1,647,501   $1,075,941

              LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued compensation and        $44,742      $30,509
benefits
Notes payable                                        323,492      260,092
Warehouse loans payable                              562,284      354,562
Senior notes                                          57,500       57,500
Senior subordinated notes                            250,000       57,500
Income taxes payable                                  10,566        3,742
Other liabilities                                     19,228       10,521
Total liabilities                                  1,267,812      774,426

SHAREHOLDERS' EQUITY:
Common stock, $0.05 par value, authorized
150,000,000 shares; 36,504,450 and 33,796,145          1,825       1,690
shares issued, respectively
Capital in excess of par                             257,251     213,843
Reductions for employee stock                         (3,113)     (1,129)
Treasury stock, $0.05 par value, 24,339 shares
in 1997 and 1996, respectively                          (160)       (160)
Net unrealized gains                                     481         249
Retained earnings                                    123,405      87,022
Total shareholders' equity                           379,689     301,515
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $1,647,501  $1,075,941

See notes to consolidated financial statements.

                          AMRESCO, INC.
                CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except per share data)
                           (Unaudited)


                                               Three Months       Nine Months
                                                  Ended             Ended
                                               September 30,     September 30,
                                                1997     1996    1997      1996

REVENUES:
 Interest and other investment income         $ 58,977  $22,481  $140,311  $65,728
 Gain on sale of loans and investments, net     23,075    3,177    67,701    8,966
 Mortgage banking and servicing fees            19,031   10,095    48,384   25,032
 Asset management and resolution fees            6,741    9,177    18,632   27,214
 Income from equity affiliate                    3,736             14,193
 Other revenues                                  1,226      556     2,286    2,255
    Total revenues                             112,786   45,486   291,507  129,195

EXPENSES:
 Personnel                                      37,324   17,031   102,300   52,662
 Interest                                       29,807    7,983    71,219   21,478
 Other general and administrative               11,764    4,832    35,812   15,489
 Provision for loan and investment losses        4,338             11,556
 Depreciation and amortization                   4,001    1,919    10,776    5,899
    Total expenses                              87,234   31,765   231,663   95,528

 Income before income taxes                     25,552   13,721    59,844   33,667
 Income tax expense                             10,216    5,165    23,461   12,968
NET INCOME                                    $ 15,336  $ 8,556  $ 36,383 $ 20,699

Earnings per share:
Primary                                          $0.41    $0.31     $1.00    $0.75
Fully-diluted                                     0.41     0.29      1.00     0.71

Weighted average number of common shares
outstanding and common share equivalents        37,487   28,005    36,301   27,648

See notes to consolidated financial statements.

                          AMRESCO, INC.
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              Nine Months Ended September 30, 1997
                (In thousands, except share data)
                           (Unaudited)



                             Common Stock               Reductions             Net
                            $0.05 Par Value  Capital in     For              Unrealized               Total
                            Number of         Excess of   Employee  Treasury    Gains    Retained  Shareholders'
                              Shares    Amount     Par        Stock    Stock   (Losses)    Earnings     Equity
JANUARY 1, 1997               33,796,145  $1,690  $213,843   $(1,129)   $(160)    $ 249      $87,022    $301,515
Purchase of subsidiary         2,094,944     105    34,203                                                34,308
Issuance of common
stock for acquisition earnout     43,622       2       775                                                   777
Exercise of stock options        405,655      19     2,550                                                 2,569
Grant of restricted stock        166,584       9     3,246    (3,255)
Cancellation of restricted stock  (2,500)              (42)       42
Tax benefits from employee
 stock compensation                                  2,776                                                 2,776
Amortization of unearned stock
 compensation                                                  1,229                                       1,229
Additional costs from conversion
 of convertible debt                                  (100)                                                 (100)
Unrealized gain on securities
 available for sale, net                                                            470                      470
Foreign currency translation
 adjustments                                                                       (238)                    (238)

 Net income                                                                                  36,383       36,383

September 30, 1997             36,504,450  $1,825 $257,251   $(3,113)  $(160)      $481    $123,405     $379,689

See notes to consolidated  financial statements.



                          AMRESCO, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in thousands)
                           (Unaudited)
                                                         Nine Months Ended
                                                            September 30,
                                                          1997      1996
OPERATING ACTIVITIES:
 Net Income                                             $ 36,383   $ 20,699
  Adjustments to reconcile net income to net cash used
    in operating activities:
  Gain on sale of loans and investments                  (67,701)    (8,966)
  Undistributed earnings of equity affiliate              (2,530)
  Depreciation and amortization                           10,776      5,899
  Accretion of interest income                           (27,372)    (7,578)
  Deferred tax benefit                                   (13,565)       (68)
  Provision for loan and investment losses                11,556        350
  Other                                                    1,229        750
  Increase (decrease) in cash for changes in exclusive
  of assets and liabilities acquired in business
  combinations):
  Accounts receivable                                     (5,973)     6,356
  Loans held for sale, net                              (223,426)  (302,602)
  Warehouse loans payable, net                           120,431    228,402
  Retained interests in securitizations                  106,434     34,899
  Other assets                                            (3,311)    (5,178)
  Accounts payable and accrued compensation and benefits   9,969     (4,163)
  Income taxes payable                                     6,824       (153)
  Other liabilities                                       13,994     (4,231)
  Net cash used in operating activities                  (26,282)   (35,584)
INVESTING ACTIVITIES:
  Sale (purchase) of temporary investments, net           34,190    (14,450)
  Originations of loans, net                            (138,641)   (22,207)
  Acquisition of purchased loan and other asset
  portfolios                                            (155,381)   (95,847)
  Collections on purchased loan and other asset
   portfolios                                             80,581     75,056
  Purchase of asset backed securities                    (59,054)    (7,981)
  Collections on asset backed securities                  28,067        611
  Cash used for purchases of subsidiaries, net            (2,176)    (2,379)
  Investment in joint venture                            (15,450)
  Collections on investment in joint venture              17,789
  Purchase of premises and equipment                      (1,086)    (2,214)
  Net cash used in investing activities                 (211,161)   (69,411)
FINANCING ACTIVITIES:
  Net proceeds from notes payable and other debt         724,779    446,768
  Repayment of notes payable and other debt             (677,012)  (401,843)
  Net proceeds from issuance of senior
    subordinated notes                                   186,631
  Net proceeds from issuance of senior notes                         54,694
  Stock options exercised and tax benefit of
  employee stock compensation                              5,345      3,394
  Net cash provided by financing activities              239,743    103,013
  Net decrease in cash and cash equivalents                2,300     (1,982)
  Cash and cash equivalents, beginning period             29,046     16,139
  Cash and cash equivalents, end of period              $ 31,346   $ 14,157
SUPPLEMENTAL DISCLOSURE:
  Exchange of loans held for sale for retained
  interests in securitizations                           $93,474    $60,707
  Interest paid                                           69,585     21,227
  Common stock issued for the purchase of subsidiaries    35,085        777
  Income taxes paid                                       26,249     13,121

See notes to consolidated financial statements

                          AMRESCO, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997
                           (Unaudited)

1.    Basis of Presentation and Summary of Significant Accounting
  Policies

     The accompanying unaudited consolidated financial statements of AMRESCO, INC. and subsidiaries (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

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

     The gain on sale of loans and other investments for the three and nine months ended September 30, 1997 includes approximately $0.5 million and $2.8 million, respectively, related to unrealized gains on valuation of retained interests in the Company's March, June and September 1997 securitizations as the Company reports its retained interests in securitizations as trading securities which must be measured at fair value.

     The provision for loan and investment losses has been made as a reserve for management's estimate of losses on existing loans and investments which may be uncollectible. Such estimate was based on evaluation of the collectability of loans and investments.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Under the requirements of SFAS No. 128, basic and diluted EPS for the three and nine months ended September 30, 1997 and 1996 would have been as follows:

           Three Months Ended      Nine Months Ended
              September 30,           September 30,
              1997     1996          1997     1996
Basic        $0.42    $0.31         $1.03    $0.77
Diluted       0.41     0.29          1.00     0.71

2.   Acquisition

      On March 31, 1997, the Company purchased the stock of Commercial Lending Corporation and the operations and specific assets of certain of its affiliates ("CLC"). CLC's primary line of business is originating, securitizing, selling and servicing franchise loans. The purchase price consisted of (i) approximately 2.1 million shares of the Company's common stock valued at $34.3 million (including 0.2 million additional shares issued in July 1997 valued at $3.3 million pursuant to the original acquisition terms), (ii) the assumption of certain liabilities estimated at $14,000,000 and (iii) contingent earnout payments of additional shares of the Company's common stock based upon the operating performance of the acquired entities through March 31, 2000. The acquisition of CLC was recorded as a purchase acquisition.

3.   Notes Payable and Other Debt

      Revolving Loan Agreement - During 1997, the Company amended its revolving loan agreement (the "Revolving Loan Agreement") with a syndicate of lenders, led by NationsBank of Texas, N.A. The Revolving Loan Agreement was amended to provide for a maximum credit facility of $350.0 million of which $60.0 million could be available on a term basis. As of September 30, 1997, $225.2 million was outstanding under the Revolving Loan Agreement.

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

     Warehouse Debt - On April 1, 1997, a wholly-owned subsidiary of the Company entered into an Interim Warehouse and Security Agreement, which replaced an existing warehouse agreement, with Prudential Securities Credit Corporation for an amount not to exceed $150.0 million (the "Repurchase Facility") to finance the origination of certain franchise loans and construction loans to franchisees of certain approved franchise concepts. Indebtedness under the Repurchase Facility is secured by the loans originated with funds advanced under the Repurchase Facility. As of September 30, 1997, $77.8 million was outstanding under the Repurchase Facility.

      On June 12, 1997, a wholly-owned subsidiary of the Company entered into an Interim Warehouse and Security Agreement, replacing an existing warehouse agreement, with Prudential Securities Credit Corporation for an amount not to exceed $500.0 million (the "Second Repurchase Facility") to finance the purchase of fixed and floating rate "B and C credit," first and second lien and one-to-four family residential mortgage loans. Indebtedness under the Second Repurchase Facility is secured by the loans purchased with funds advanced under the Second Repurchase Facility. The available debt limit will increase by the amount of participation's sold by Prudential Securities Credit Corporation to other participants. At September 30, 1997, $136.6 million was outstanding under the Second Repurchase Facility. As of October 29, 1997, the available debt limit was $548.0 million.

     On August 20, 1997, a wholly-owned subsidiary of the Company entered into a Second Amended and Restated Master Loan and Security Agreement, replacing an existing warehouse agreement, with Morgan Stanley Mortgage Capital Inc., for an amount not to exceed $400.0 million (the "Second Amended Agreement") to finance the origination or acquisition of certain residential mortgage loans. This facility is secured by the mortgages originated or acquired under the Second Amended Agreement. At September 30, 1997, $181.3 million was outstanding under the Second Amended Agreement.

      On September 16, 1997, a wholly-owned subsidiary of the Company entered into a $55.0 million warehouse credit facility with Bank United to finance the origination and funding of residential construction and residential acquisition and development loans. This facility is secured by the loans made under this facility and bears interest at the monthly average LIBOR rate plus an applicable margin, which ranges from 1.85% to 2.75%. The stated maturity date for this facility is September 15, 1999. At September 30, 1997, $36.5 million was outstanding under this facility.

4.   Stockholders Rights Plan

      On May 28, 1997, the Company adopted a Stockholders Rights Plan pursuant to which rights were distributed to stockholders of record as of June 9, 1997. The Stockholders Rights Plan provides, among other things, that if a person (or group of affiliated or associated persons) acquires (or ten days after the commencement of a tender offer to acquire) "beneficial ownership" of 15% or more of the outstanding shares of Common Stock, the rights previously distributed to stockholders, other than those owned by such acquiring person or group, will become exercisable. Under the Stockholders Rights Plan, the acquisition of 15% or more of the outstanding Common Stock or the completion of the tender offer will entitle the holder to purchase shares of Common Stock having a market value equal to twice the purchase price of the right.

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

      On March 31, 1997, the Company purchased the stock of Commercial Lending Corporation and the operations and specific assets of certain of its affiliates ("CLC"). CLC's primary line of business is originating, securitizing, selling and servicing franchise loans. The purchase price consisted of (i) approximately 2.1 million shares of the Company's common stock valued at $34.3 million (including 0.2 million additional shares issued in July 1997 valued at $3.3 million pursuant to the original acquisition terms), (ii) the assumption of certain liabilities estimated at $14,000,000 and (iii) contingent earnout payments of additional shares of the Company's common stock based upon the operating performance of the acquired entities through March 31, 2000.

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

Results of Operations

       The   following  discussion  and  analysis  presents   the
significant changes in results of operations of the Company for the three and nine months ended September 30, 1997 and 1996 by primary business lines. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

                                           Three Months Ended     Nine Months Ended
(in thousands, except per share data)          September 30,        September 30,
                                              1997      1996       1997        1996
Revenues:
   Residential mortgage banking            $ 50,835   $11,475     $122,050   $28,339
   Commercial mortgage banking               25,461    13,579       69,772    33,974
   Asset management                          24,199    21,231       72,367    67,154
   Commercial finance                        12,021       816       27,856     1,632
   Corporate, other and                         270    (1,615)        (538)   (1,904)
     intercompany eliminations
     Total revenues                         112,786    45,486      291,507   129,195
Operating expenses:
   Residential mortgage banking              33,569     4,866       85,378    11,488
   Commercial mortgage banking               16,727     9,364       45,865    26,566
   Asset management                          14,636    10,594       44,161    35,296
   Commercial finance                         8,763       527       17,785     1,099
   Corporate, other and                      13,539     6,414       38,474    21,079
    intercompany eliminations
     Total operating expenses                87,234    31,765      231,663    95,528
Operating profit:
   Residential mortgage banking              17,266     6,609       36,672    16,851
   Commercial mortgage banking                8,734     4,215       23,907     7,408
   Asset management                           9,563    10,637       28,206    31,858
   Commercial finance                         3,258       289       10,071       533
   Corporate, other and                     (13,269)   (8,029)     (39,012)  (22,983)
    intercompany eliminations
     Total operating profit                  25,552    13,721       59,844    33,667
Income tax expense                           10,216     5,165       23,461    12,968
Net income                                 $ 15,336  $  8,556     $ 36,383  $ 20,699

 Earnings per share:
  Primary                                     $0.41     $0.31        $1.00     $0.75
  Fully-diluted                               $0.41     $0.29        $1.00     $0.71

Weighted average shares                      37,487    28,005       36,301    27,648
 outstanding and equivalents

Three  Months  Ended September 30, 1997 Compared to Three  Months
Ended September 30, 1996

      The Company reported a 148% increase in revenues, an 86% increase in operating profit and a 79% increase in net income compared to the prior year period. The increases were due primarily to additional contributions by the residential and commercial mortgage banking businesses and the commercial finance business. Weighted average shares outstanding and equivalents increased 34% due primarily to the late 1996 conversion of the Company's convertible subordinated debentures, the late 1996 public offering of the Company's common stock and the March 1997 purchase of CLC with the Company's common stock. Fully-diluted earnings per share increased 41% from $0.29 to $0.41.

     Residential Mortgage Banking. Revenues for the three months ended September 30, 1997 primarily consisted of $28.5 million in interest and other investment income and $20.4 million of gain on the securitization and sale of residential mortgage loans. The $39.4 million increase in revenues relates to increased volumes and the acquisition of the assets of Quality Mortgage USA, Inc., ("Quality") in October 1996. The increase in revenues primarily consisted of a $19.5 million increase in interest and other investment income and a $17.8 million increase in gain on the securitization and sale of residential mortgage loans.

      Interest and other investment income primarily consisted of interest earned on loans held for sale, which have increased significantly since 1996, and accrued earnings on retained
interests  in  securitizations.   The  increased  gain   on   the
securitization and sale of residential mortgage loans was due primarily to the securitization and sale of approximately $991.0 million of residential mortgage loans, including gains recognized from the transfer to the securitization trustee of approximately $64.0 million of loans securitized in June 1997 which were not transferred to the trust until the third quarter of 1997, compared to gains on approximately $311.0 million of loans securitized in the third quarter of 1996. Additionally, loans originated by AMRESCO Residential Mortgage Corporation ("ARMC") (the subsidiary which acquired substantially all of the assets of Quality), which had a lower basis than loans purchased from third parties and thus resulted in larger gains, were included in the third quarter 1997 securitization. A gain related to approximately $23.0 million of residential loans sold on a pre-fund basis in the third quarter of 1997 securitization was recognized when the loans were transferred to the trustee in October 1997.

      Operating expenses for the three months ended September 30, 1997, which increased $28.7 million from the prior year period, primarily consisted of $17.0 million in interest expense, $9.5 million in personnel expense, $4.3 million in other general and administrative expense and a $2.3 million provision for loan losses. The $17.0 million in interest expense primarily related to borrowings under warehouse loans payable which funded the origination, acquisition and warehousing of mortgage loans held for sale and the addition of retained interests in securitizations. Personnel and other general and administrative costs increased significantly due primarily to the increased operations of the residential business through ARMC. The
provision   for   loan  losses  was  established  primarily   for
delinquent loans.

      Commercial Mortgage Banking. Revenues for the three months ended September 30, 1997 consisted of $16.7 million in origination, underwriting and servicing revenues, $5.1 million in interest and other investment income and $3.7 million in income from equity affiliate. Origination, underwriting and servicing revenues increased $6.6 million due primarily to originations of $1.8 billion in the current period compared to $0.8 billion in the same period of 1996. Interest and other investment income increased $1.6 million due primarily to interest earned on loans held for sale and escrow deposits, both of which have increased significantly since early 1996. Income from equity affiliate was $3.7 million for the third quarter of 1997 due primarily to AMRESCO Capital L.P. ("AMRESCO Capital") realizing its 50% share of the gain from its joint venture's $460.0 million securitization of commercial loans ($16.0 million of income related to the loans securitized was recorded in the joint venture's second quarter 1997 mark-to-market adjustment).

      Operating expenses for the three months ended September 30, 1997 primarily consisted of $12.6 million in personnel expense and $3.3 million in other general and administrative expense.
The $7.4 million increase in expenses was due primarily to an increase of $5.7 million in personnel expenses primarily related to commissions on increased originations and an increase of $1.3 million in other general and administrative expense due to expanded operations.

      Asset Management. Revenues for the third quarter of 1997 primarily consisted of $16.3 million in interest and other investment income and $6.7 million in asset management and resolution fees. The $2.9 million increase in revenues primarily consisted of a $5.4 million increase in interest and other investment income related to a significant increase in aggregate investments for the Company's own account since early 1996. The increase was offset, in part, by a $2.4 million decrease in management and resolution fees as a result of a shift in business away from primarily managing and investing in partnerships and joint ventures to investing in wholly-owned portfolios.

      Operating expenses for the quarter ended September 30, 1997 primarily consisted of $6.3 million in interest expense, $4.2 million in personnel cost and $3.8 million in other general and administrative expenses. The $4.0 million increase in operating expenses was due primarily to a $3.0 million increase in interest expense related to the financing for increased levels of investments from early 1996 and a $1.4 million increase in other general and administrative expenses offset, in part, by a $0.5 million decrease in personnel expenses resulting from a lower level of assets being managed.

      Commercial Finance. The Company acquired CLC on March 31, 1997 and hired an experienced team formerly with a financial institution to form its home construction finance unit in the first quarter of 1997. Revenues for the third quarter of 1997 consisted primarily of $9.0 million of interest and other investment income and $2.0 million of gain on sale of loans and investments. Interest and other investment income primarily consisted of interest earned on loans and retained interests in securitizations. The $2.0 million gain relates primarily to the transfer to the securitization trustee of approximately $23.6 million of franchise loans securitized on a pre-fund basis in the second quarter of 1997 by AMRESCO Commercial Lending Corporation ("ACLC") (formerly CLC).

      Operating expenses of $8.8 million primarily consisted of $3.3 million in interest expense related to the financing of franchise and commercial loans, $2.3 million in personnel expenses, $1.8 million in provision for loan losses and $1.2 million in other general and administrative expenses.

      Corporate, Other and Intercompany Eliminations. Operating losses in this area for the three months ended September 30, 1997 increased $5.2 million primarily due to increases in personnel costs and other overhead related to expanded operations from the third quarter of 1996.

Nine  Months  Ended September 30, 1997 Compared  to  Nine  Months
Ended September 30, 1996

      The Company reported a 126% increase in revenues, a 78% increase in operating profit and a 76% increase in net income compared to the prior year period. The increases were due primarily to additional contributions by the residential mortgage banking, commercial mortgage banking and commercial finance businesses. Weighted average shares outstanding and equivalents increased 31% due primarily to the late 1996 conversion of the Company's convertible subordinated debentures, the late 1996 public offering of the Company's common stock and the March 1997 purchase of CLC with the Company's common stock. Fully-diluted earnings per share increased 41% from $0.71 to $1.00.

      Residential Mortgage Banking. Revenues for the first nine months of 1997 primarily consisted of $63.4 million in interest and other investment income and $53.5 million of gain on the securitization and sale of residential mortgage loans. The $93.7 million increase in revenues related to increased securitization, loan and investment volumes, and the acquisition of the assets of Quality. The increase in revenues was primarily comprised of a $45.3 million increase in gain on the securitization and sale of residential mortgage loans and a $43.2 million increase in interest and other investment income.

      The increased gain on the securitization and sale of residential mortgage loans was due primarily to the securitization and sale of approximately $2.4 billion of residential mortgage loans, including gains recognized from the first quarter of 1997 transfer to the securitization trustee of approximately $142.0 million of loans securitized on a pre-fund basis in December 1996, compared to gains on approximately $1.1 billion of loans securitized in the first nine months of 1996. Additionally, loans originated by ARMC, which had a lower basis than loans purchased from third parties and thus resulted in larger gains, were included in the 1997 securitizations. Gains were reduced by losses from futures contracts used for hedging activities. A gain related to approximately $23.0 million of residential loans sold on a pre-fund basis in the third quarter of 1997 securitization was recognized when the loans were transferred to the trustee in October 1997.

      Interest and other investment income primarily consisted of interest earned on loans held for sale, which have increased significantly since early 1996, and retained interests in securitizations (including related hedging and mark-to-market activities). During the first nine months of 1997, the Company recognized a loss of $4.9 million from futures contracts used for hedging activities associated with its retained interests in securitizations offset, in part, by mark-to-market gains of $2.9 million on its retained interests in securitizations.

      Operating expenses for the nine months ended September 30, 1997, which increased $73.9 million from the prior year period, primarily consisted of $39.6 million in interest expense, $28.0 million in personnel expense, $12.4 million in other general and administrative and a $4.3 million provision for investment and loan losses. Interest expense primarily related to borrowings under warehouse loans payable which funded the origination, acquisition and warehousing of mortgage loans held for sale and acquisition of retained interests in securitizations. Personnel and other general and administrative costs increased significantly from the prior year period due primarily to the increased operations of the residential business through ARMC.

      Commercial Mortgage Banking. Revenues for the nine months ended September 30, 1997 consisted of $42.1 million in origination, underwriting and servicing revenues, $14.2 million in income from equity affiliate and $13.5 million in interest and other investment income. Origination, underwriting and servicing revenues increased $17.2 million due primarily to originations of $4.5 billion in the current period compared to $1.9 billion in the same period of 1996. Income from equity affiliate of $14.2 million for the first nine months of 1997 was due primarily to income from the AMRESCO Capital joint venture which included AMRESCO Capital's 50% share of approximately $28.5 million of earnings. Interest and other investment income increased $4.5 million due primarily to interest earned on loans held for sale and escrow deposits, both of which have increased significantly since early 1996.

      Operating expenses for the nine months ended September 30, 1997 primarily consisted of $32.4 million in personnel expense, $9.0 million in other general and administrative expense, $2.7 million in interest expense and a $1.0 million provision for investment and loan losses. The $19.3 million increase in expenses was due primarily to an increase of $13.0 million in personnel expenses primarily related to commissions on increased originations, an increase of $3.5 million in other general and administrative expense due to expanded operations, an increase of $1.5 million in interest expense related to warehousing a higher volume of loans and a $1.0 million provision for investment and loan losses.

      Asset Management. Revenues for the nine months ended September 30, 1997 primarily consisted of $46.5 million in interest and other investment income, $18.6 million in asset management and resolution fees and a $5.9 million gain on sale of loans and investments. The $5.2 million increase in revenues was primarily comprised of a $9.0 million increase in interest and other investment income and a $5.2 million increase in gain on sale of loans and investments, primarily resulting from the sale of an asset backed security, offset, in part, by a $8.6 million decrease in management and resolution fees. Interest and other investment income increased due to a significant increase in aggregate investments for the Company's own account since early 1996. Asset management and resolution fees decreased as a result of a shift in business away from primarily managing and investing in partnerships and joint ventures to investing in wholly-owned portfolios.

      Operating expenses for the nine months ended September 30, 1997 primarily consisted of $16.0 million in interest expense, $13.2 million in personnel cost, $11.7 million in other general and administrative expenses and a $2.7 million provision for investment and loan losses. The $8.9 million increase in expenses was due primarily to a $5.1 million increase in interest expense related to the financing for increased levels of investments from early 1996, a $4.5 million increase in other general and administrative expenses and a $2.7 million provision on owned portfolios and special servicing receivables, offset, in part, by a $3.4 million decrease in personnel expenses resulting from a lower level of assets being managed.

      Commercial Finance. Revenues for the first nine months of 1997 primarily consisted of $17.6 million of interest and other investment income and $8.4 million of gain on sale of loans and investments. Interest and other investment income primarily consisted of interest earned on loans and retained interests in securitizations. The $8.4 million gain primarily relates to a gain on securitization of approximately $132.5 million of franchise loans in the second quarter of 1997 by ACLC.

      Operating expenses of $17.8 million primarily consisted of $7.0 million in interest expense related to the financing of franchise and commercial loans, $4.8 million in personnel expenses, $3.6 million in provision for loan losses and $2.3 million in other general and administrative expenses.

      Corporate, Other and Intercompany Eliminations.   Operating
losses  for  the  nine months ended September 30, 1997  increased
$16.0 million due primarily to increases in personnel costs and other overhead related to expanded operations.

Liquidity and Capital Resources

      Cash and equivalents totaled $31.3 million at September 30, 1997. Cash flows provided by operating activities plus principal collections on investments totaled $100.2 million for the first nine months of 1997 compared to $40.1 million for the same period in 1996. The variance from the prior period was due primarily to returns of principal on retained interests in securitizations, asset backed securities and the AMRESCO Capital joint venture. The Company received $102.2 million in cash from the sale of retained interests in securitizations in the third quarter of 1997 compared to $39.8 million in the second quarter of 1996. The following table is a summary of selected cash flow activity and debt ratios during the first nine months of 1997 and 1996 (dollars in millions):

                                               For the Nine Months
                                               Ended September 30,
                                                1997         1996

Cash provided by operations and collections    $100.2       $40.1
 on investments, net
Cash flows used by operations                   (26.3)      (35.6)
Cash provided by borrowings, net (excluding     234.4        99.6
 warehouse loans payable)
Cash used for purchase of investments and      (368.5)     (126.0)
 originations of commercial loans
Ratio of core debt (excluding warehouse         1.7:1       1.3:1
 debt and investment line) to capital
Ratio of total debt (excluding investment       3.1:1       3.4:1
 line) to capital
Interest coverage ratio *                         2.0x        2.8x

      *      Interest coverage ratio is defined as the  ratio  of
   earnings    before    interest,   taxes,   depreciation    and
   amortization to interest expense.

      The  following table shows the components of the  Company's capital  structure  at September 30, 1997 and December  31,  1996
(dollars in millions):

                           September 30,            December 31,
                          1997    % of Total     1996    % of Total
Stockholders' equity      $379.7      24%        $301.5     30%
Warehouse loans payable    562.3      36%         354.6     36%
Notes payable (excluding   323.5      20%         225.9     22%
investment line)
Senior notes                57.5       4%          57.5      6%
Senior subordinated notes  250.0      16%          57.5      6%

     Total assets increased $571.6 million to $1,647.5 million at September 30, 1997 from $1,075.9 million at December 31, 1996. This increase was due primarily to (i) an increase in mortgage loans held for sale resulting from the origination and acquisition of residential loans for securitization and sale and the related increase in retained interests in securitizations due to the securitization of approximately $2.4 billion of residential mortgage loans and approximately $132.5 million of franchise loans, (ii) an increase in commercial loans and (iii) an increase in purchased loan and other asset portfolios.

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

     On May 30, 1997, the Revolving Loan Agreement was amended to provide a $350.0 million commitment under the revolving credit facility with a maturity date of May 31, 1999 and a $60.0 million commitment under the term facility which matures May 31, 2001. As of September 30, 1997, $225.2 million was outstanding under the credit facility.

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

      The Company believes its funds on hand of $31.3 million at September 30, 1997, its cash flow from operations, and its unused borrowing capacity under its credit lines should be sufficient to meet its anticipated operating needs and capital expenditures, as well as planned new investments, through mid-1998. The Company anticipates obtaining additional debt or equity financing to meet its long-term liquidity requirements.

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

          None.



                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMRESCO, INC.
                                   Registrant


Date:  November 13, 1997                By: /s/Barry L. Edwards
                                            Barry L. Edwards
                                            Executive Vice President
                                            and Chief Financial Officer