Form 10-K
period 1997-12-31
AMRESCO INC
filed 1998-03-27
CIK 225569

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                    ________________________
                            FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
               For The Fiscal Year Ended December 31, 1997
                                    OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File No. 0-8630

                          AMRESCO, INC.
     (Exact name of registrant as specified in its charter)

             Delaware                             59-1781257
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)

 700 N. Pearl St. Ste 2400 LB 342 Dallas, TX       75201-7424
  (Address of principal executive offices)          (zip code)

    Registrant's telephone number, including area code: (214) 953-7700

   Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
            Title of Each Class                  on which Registered
        10% Senior Subordinated Notes due 2003   New York Stock Exchange
        8.75% Senior Notes due 1999              New York Stock Exchange
        10% Senior Subordinated Notes due 2004   New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:

        Shares of common stock, par value $0.05 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

      As of March 23, 1998, 42,781,510 shares of the registrant's common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of March 23, 1998, was approximately $1,321,000,000.

               DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Registrant's Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on May 18, 1998, are incorporated by reference in Part III hereof.

                             PART I

Item 1.   Business

General

  AMRESCO, INC. (the "Company") is a leading diversified financial services company specializing in real estate lending, commercial finance and the acquisition, resolution and servicing of nonperforming and underperforming commercial loans. The Company began operations in 1987 providing asset management and resolution services to governmental agencies, financial institutions and others relating to nonperforming and underperforming loans. In early 1994, the Company made the decision to diversify its business lines and build "franchise" business units that could use the Company's core real estate management and lending expertise to pursue growth in markets that were being underserved by traditional lenders. Since that time, the Company has entered the residential mortgage banking, commercial mortgage banking, commercial finance and loan servicing businesses and oriented its asset management activities towards direct investments in asset portfolios and the special servicing of large portfolios of asset-backed securities. As a result of the Company's diversification efforts, the Company currently operates in four different business lines with revenues for the year ended December 31, 1997 as follows: asset management - $109.1 million (26% of revenues); commercial mortgage banking - $97.5 million (23% of revenues); residential mortgage banking - $166.4 million (39% of revenues) and commercial finance - $51.2 million (12% of revenues).

  The Company has experienced significant growth since making the strategic decision to diversify its business lines. The Company's total assets have increased from $172.3 million at December 31, 1994 to $2.6 billion at December 31, 1997. The Company's revenues have increased from $129.8 million for the year ended December 31, 1994 to $423.8 million for the year ended December 31, 1997.

  The  Company's  revenues principally consist  of  interest  and other investment income (including interest on loans held for sale and from retained interests in securitizations), fees from asset management activities and from the origination, underwriting and servicing of loans and revenues derived from the gain on sale of loans and investments. The Company's residential mortgage banking, commercial mortgage banking and commercial finance activities resulted in loan fundings and acquisitions of $5.9 billion and $2.6 billion for the years ended December 31, 1997 and 1996, respectively. The Company funds these operations with its credit lines (including warehouse lines of credit) and with the proceeds received from securitizations. For the years ended December 31, 1997 and 1996, the Company securitized and sold $3.0 billion and $1.7 billion of loans, respectively. For the years ended December 31, 1997 and 1996, the non-cash component of gain on sale represented 20.0% and 8.5% of revenues, respectively. At December 31, 1997, the Company's loan servicing portfolio was $25.9 billion as compared to $13.5 billion at December 31, 1995. The Company's investments in loans and asset portfolios has increased from $69.2 million at December 31, 1994 to $648.7 million at December 31, 1997, while total assets being managed and resolved for third parties have decreased reflecting a changing market for asset portfolio management and the Company's strategic shift towards direct investments in asset portfolios.

Business Strategy

  The Company's business strategy focuses on continuing its diversification efforts while building on its core strengths in order to support continued growth in earnings and assets. The following principles are significant to the execution of the Company's business strategy in the future:

    Maintain a leadership position in, and enhance profitability of, its business units.

    Continue to diversify its sources of earnings through the balanced development of its existing business lines and the development of additional business lines that leverage existing capabilities and complement the Company's core franchises.

    Maintain an emphasis on growth in cash flows and earnings per share.

    Allocate capital to, and pursue growth in, markets that are
  fragmented,   underserved  or  otherwise  have  prospects   for
  sustainable growth and favorable risk-adjusted returns.

   Enhance liquidity by maintaining access to multiple funding sources and seeking lower cost of funds through improved debt ratings.

    Focus on improvements in operating margins by managing the growth of operating expenses relative to revenue growth.

Recent Developments

      On February 23, 1998, the Company completed a registered public offering of 5.2 million shares of common stock. The net proceeds from such offering, after underwriters discount and offering expenses, aggregated approximately $147.6 million and were used to repay borrowings under the Revolving Loan Agreement. The price to the public was $30.00 per share and the proceeds to the Company per share were $28.56, after underwriting discounts.

      On February 24, 1998 and March 10, 1998, the Company issued $290.0 million and $40.0 million, respectively, aggregate principal amount of senior subordinated notes. The notes bear interest at 9.875% per annum and mature on March 15, 2005. The net proceeds from the February 24, 1998 offering aggregated approximately $281.7 million and were used to repay borrowings under the Revolving Loan Agreement and certain warehouse lines and the net proceeds from the March 10, 1998 offering aggregated approximately $39.0 million and were used for general corporate purposes. The notes are unsecured obligations of the Company and are subordinated to prior payment of all existing and future senior debt and to indebtedness and other liabilities of the Company's subsidiaries.

  Effective as of January 1, 1998, the Company acquired the commercial mortgage banking business of Fowler, Goedecke, Ellis & O'Connor Incorporated for $16.0 million in cash and stock, plus up to an additional $8.0 million in cash and stock over three years in the event certain performance goals are met or exceeded during the fiscal years 1998, 1999 and 2000. Fowler, Goedecke, Ellis & O'Connor Incorporated has offices in Massachusetts, Connecticut, New York and New Jersey and employed 17 mortgage bankers at December 31, 1997.

  On January 28, 1998, the Company consummated the acquisition of the business and operations of City Federal Funding & Mortgage Corp. ("City Federal") and its affiliate, Finance America Corporation, for $10.0 million in cash and stock, plus up to an additional $8.5 million in cash and stock over three years in the event certain performance goals are met or exceeded during fiscal years 1998, 1999 and 2000. City Federal is a residential mortgage banker focusing on originations through its six East Coast-based retail branch offices.

  The Company recently announced the formation of a joint venture with Banco Bilbao Vizcaya, Spain's largest bank, for the purpose of asset acquisitions and loan management in Mexico.

Business Activities

  The Company's primary businesses are organized along the following lines: asset management, commercial mortgage banking, residential mortgage banking and commercial finance.

Asset Management Business

  General. The Company manages and resolves portfolios of performing, underperforming and nonperforming loans and provides special servicing for nonperforming or underperforming loans in commercial mortgage-backed bond trusts and similar securitized commercial asset-backed loan portfolios. The Company is the product of the December 1993 merger of two asset management and resolution companies, BEI Holdings, Inc. and the former asset management and resolution unit of NationsBank of Texas, N.A. The 1993 merger created one of the leading asset management and resolution companies in the United States. The Company and its predecessors have managed over $35.0 billion (Face Value) of asset portfolios since 1987.

  Asset Portfolio Management. The Company manages and resolves asset portfolios acquired at a discount to Face Value by the Company alone and by the Company with co-investors. The Company also manages and resolves asset portfolios owned by third parties.

  Management of asset portfolios includes managing and resolving loans and providing routine accounting servicing functions. Asset portfolios generally include secured loans of varying qualities and collateral types. The majority of the loans in which the Company invests are in payment default at the time of acquisition. Asset portfolios purchased by the Company are comprised of secured loans and real estate loans, the resolution of which may be based either on cash flow of a business or on real estate and other collateral securing the loan. The Company does not invest in loans with known environmental liabilities, unless the environmental risks can be quantified and discounted appropriately.

  The Company obtains information on available asset portfolios from many sources, including banks, insurance companies and other lenders. Repeat business and referrals from asset portfolio sellers with whom the Company previously has transacted business are an important and frequent source of business. The Company has developed relationships in which it is a preferred purchaser of asset portfolios from certain sellers. The Company believes that it receives many asset portfolio solicitations that result primarily from the Company's reputation as an active portfolio purchaser. Other important sources of business include referrals from co-investors who seek the Company's participation in asset portfolio purchases, focused contacts initiated by senior management, public advertising of asset portfolios for sale and the Company's nationwide presence.

  The Company believes that an active market for asset portfolio acquisition, management and resolution services exists within the private sector. Many financial institutions now use outside contractors to manage and resolve asset portfolios for a variety of reasons, including a desire to reduce overhead costs, inadequate staffing to handle large volumes of nonperforming and underperforming loans or a need to avoid management and personnel distractions with the intensive and time-consuming job of resolving loans. These financial institutions include banks in the United States, Canada and Europe, as well as insurance companies in the United States. Moreover, financial institutions have embraced the concept of packaging and selling asset portfolios to investors as a means of disposing of nonperforming and underperforming loans and improving the financial institution's balance sheet. Consolidations within the banking industry have reinforced this trend. Insurance companies, which historically have avoided outsourcing asset portfolio management or selling asset portfolios, also are emerging as sellers of asset portfolios due in part to the implementation of risk-based capital rules for insurance companies.

  The Company believes that opportunities for the acquisition, management and resolution of asset portfolios are becoming increasingly evident in certain international markets and that lenders in these markets are adopting many of the asset portfolio management and resolution outsourcing techniques currently utilized in the United States. Accordingly, the Company has opened offices in Toronto (August 1994), employing 14 persons, and London (October 1995), employing 10 persons, each at December 31, 1997, in order to take advantage of both investment and servicing opportunities in Canada, the United Kingdom and certain other Western European nations. During 1997, the Company and a major Wall Street bank acquired an asset portfolio in Mexico. The Company recently announced the formation of a joint venture with Banco Bilbao Vizcaya, Spain's largest bank, for the purpose of asset acquisitions and loan management in Mexico. The Company believes that the international markets are less competitive and, as a result, provide more attractive investments and greater profit margins. The Company may open other offices and seek strategic alliances in other international markets. The Company had $173.0 million (Face Value) in Canadian asset portfolios, $309.3 million (Face Value) in United Kingdom asset portfolios and $8.3 million (Face Value) in Mexican asset portfolios under management as of December 31, 1997.

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

  Asset Portfolio Investment. Prior to making an offer to purchase an asset portfolio, the Company conducts an extensive investigation and evaluation of the individual loans generally comprising 100% of the aggregate Face Value of all the loans therein, except in rare instances where an unusually large number of smaller assets are being purchased. This examination typically consists of analyzing the information made available by the seller (generally, the respective credit and collateral files for the loans), reviewing other relevant material that may be available (including tax and judgment records), and analyzing the underlying collateral (including conducting site inspections, obtaining value opinions from third parties and consulting with any of the Company's asset managers who have experience with the local market for such assets). The Company also reviews information on the local economy and real estate markets in the area in which the loan collateral is located. Because of its broad, nationwide experience in managing assets, the Company often is able to draw on its asset management experience in the specific market in which an asset is located. Unlike the original lender, the Company values loans based on the present value of estimated total cash flow from resolution, with the expectation that the loans will be resolved prior to scheduled maturity. Generally, the Company does not refinance or renew purchased loans or grant new credit.

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

  Loan resolutions are typically accomplished through (i) negotiating a discounted payoff with debtors, which may be accomplished through a refinancing by the obligor with a lender other than the Company, or (ii) foreclosure and sale of the collateral. The Company generally seeks consensual resolution of each loan, having found that a negotiated resolution usually maximizes the Company's or investor's rate of return. Historically, the Company has resolved the majority of the assets in an asset portfolio within 18 months of acquisition. The goal of the Company's loan resolution process is to maximize in a timely manner the cash recovery on each loan in an asset portfolio.

  The Company invests in collateralized business loans and in real estate collateralized loans. At December 31, 1997, the Face Value of the Company's wholly-owned asset portfolios aggregated approximately $593.4 million, which was composed of approximately $431.1 million (72.6%) of collateralized business loans, approximately $77.5 million (13.1%) of asset-backed securities and approximately $84.8 million (14.3%) of real estate.

  For the years ended December 31, 1997 and 1996, $17.2 million (4.1%) and $29.8 million (14.9%), respectively, of the Company's revenues were attributable to its asset portfolio management business. The following table reflects the ownership composition of the asset portfolios (based on their Face Value) under management by the Company as of December 31, 1997, 1996, 1995 and 1994 and further reflects the decline in the management of asset portfolios for governmental agencies and the increase in the Company's wholly-owned investment in asset portfolios since December 31, 1994. Certain reclassifications of prior period amounts have been conformed to the current year presentation.


                                     1997              1996              1995           1994
                                          % of              % of               % of             % of
                                  Amount  Total     Amount  Total    Amount   Total    Amount  Total
                                                  (dollars in millions)
Wholly-owned by the Company (1)   $593.4.   30.6%   $572.2  20.7%   $  354.3   9.6   $  140.4   4.6%
Owned by the Company with          422.9    21.8     836.0  30.1     1,558.1  42.2    1,675.9  55.3
  co-investors (2)
Owned by third parties:
  Securitized mortgage pools       459.2    23.7     618.0  22.3       738.3  20.0      315.0  10.4
  Government and other owners      462.1    23.8     744.4  26.9     1,043.2  28.2      900.5  29.7
    Total under management      $1,937.6   100.0% $2,770.6 100.0%   $3,693.9 100.0%  $3,031.8 100.0%

(1)     Includes $77.5 million, $122.8 million, $66.8 million and
  $13.9 million of asset-backed securities, and $84.8 million, $18.3 million, $1.7 million and $0.6 million of real estate as of December 31, 1997, 1996, 1995 and 1994, respectively.

(2) Includes the securitized asset portfolios managed by the Company in which the Company has invested, which aggregated $174.9 million, $472.2 million, $775.3 million and $973.8 million as of December 31, 1997, 1996, 1995 and 1994, respectively.

The following table reflects the Company's investment in asset portfolios as of December 31, 1997, 1996, 1995 and 1994:

                                                  As of December 31,
                                             1997    1996    1995   1994
                                                (dollars in millions)
Wholly-owned by the Company(1)              $494.9  $274.9  $172.6  $34.4
Owned by the Company with co-investors(2)     22.8    27.7    34.3   33.7
Total                                       $517.7  $302.6  $206.9  $68.1

(1) Includes $104.1 million, $55.6 million, $33.9 million and $3.5 million of asset-backed securities, and $97.1 million, $20.4 million, $5.7 million and $14.1 million of real estate as of December 31, 1997, 1996, 1995 and 1994, respectively.

(2) Includes the securitized asset portfolios managed by the Company in which the Company has invested, which aggregated
  $4.7 million, $7.6 million, $8.9 million and $7.9 million as of December 31, 1997, 1996, 1995 and 1994, respectively.

  Special Servicing. As part of its third-party asset management and resolution business, the Company aggressively pursues contracts to serve as the designated special servicer for pools of securitized commercial mortgages. After a loan within a securitized pool of performing loans becomes delinquent or nonperforming, the master servicer or primary servicer of the pool will contractually transfer responsibility for resolution of that loan to the pool's designated special servicer. Special servicers earn an annual fee (typically approximately 50 basis points of the Face Value of the delinquent or nonperforming loans subject to special servicing), plus a 50 to 200 basis points resolution fee based on the total cash flow from resolution of each such loan as it is received. As of December 31, 1997, the Company was the designated special servicer for securitized pools holding approximately $13.5 billion (Face Value) of loans, $459.2 million (Face Value) of which had been assigned to the Company for resolution in its capacity as special servicer. The Company believes that its willingness to purchase participating interests in the delinquent or nonperforming portion of a securitized portfolio provides the Company a significant
competitive   advantage  in  pursuing  master/full  and   special
servicer contracts.

Commercial Mortgage Banking Business

  General. The Company performs a wide range of commercial mortgage banking services, including originating, underwriting, placing, selling, securitizing and servicing commercial real estate loans through Holliday Fenoglio Fowler, AMRESCO Capital and AMRESCO Services.

  Industry Trends. The Company believes that the commercial real estate mortgage banking business offers significant growth opportunities. There are an estimated $1.0 trillion of commercial real estate mortgages outstanding within the United States and the Company estimates that $125.0 billion to $150.0 billion in commercial real estate mortgages are refinanced each year in addition to mortgage financing of new construction. Originations of loans for new construction projects are cyclical and are influenced by various factors including interest rates, general economic conditions and demand patterns in individual real estate markets. The Company anticipates that expensive technological demands, increasingly standardized underwriting requirements, more demanding borrowers and lenders and the growth of a market for securitized commercial real estate mortgage pools will likely push the commercial mortgage banking industry toward greater consolidation. The Company believes that well-capitalized, full service, nationwide mortgage banking firms offering a variety of mortgage banking and loan management services will emerge from this consolidation. The Company's objective is to improve its position as a major nationwide full service mortgage banker to the commercial real estate industry. The Company intends to achieve this goal through the internal development of its commercial mortgage banking group and through strategic acquisitions of commercial mortgage bankers which either serve key real estate markets in the United States or provide niche or specialized services that enhance the Company's product line.

  Real Estate Capital Markets. The Company provides a wide range of real estate capital markets services to lenders on, and owners and developers of, commercial real estate properties. The typical consumers of commercial real estate mortgage banking services are both real estate developers and owners (as borrowers) and investor/lenders (as funding sources). Due to the specialized nature of commercial mortgage lending, borrowers rely on commercial mortgage bankers to find competitive lenders, and these lenders (particularly insurance companies and pension plans, which do not generally have origination staffs located in multiple branches) rely on commercial mortgage bankers to source potential borrowers. Lenders generally include banks, pension funds and insurance companies. In arranging loans, the Company works closely with both the borrower and potential lenders from the time a loan prospect is first contacted, through the application and proposal process and throughout the documentation of the loan to final funding.

  Holliday Fenoglio Fowler was one of the largest commercial mortgage bankers in the United States in 1997 (based on origination volume) and primarily serves commercial real estate developers and owners by arranging commercial real estate loans and providing brokerage and other real estate capital markets services for commercial real estate transactions. Holliday Fenoglio Fowler arranged approximately $4.7 billion and $2.5 billion of commercial real estate loans during 1997 and 1996, respectively. Holliday Fenoglio Fowler principally targets developers and owners of commercial and multifamily real estate properties. Holliday Fenoglio Fowler services prospective borrowers through its own commission-based mortgage bankers in its offices located in Atlanta, Boca Raton, Boston, Buffalo, Dallas, Houston, Miami, New York City, Orange County (California), Orlando, Portland (Oregon) and San Diego. The loans arranged by Holliday Fenoglio Fowler generally are funded by institutional lenders, primarily insurance companies, and by Conduit Purchasers. The Company estimates that Holliday Fenoglio Fowler has retained the servicing rights on approximately 41% of such loans over the last three years. The Company believes that Holliday Fenoglio Fowler's relationship and credibility with its institutional lender network provide the Company a competitive advantage in the commercial mortgage banking industry.

  The Company provided brokerage and other real estate capital markets services on commercial real estate sales and other real estate transactions, including joint ventures and participating mortgages of approximately $6.1 billion and $3.1 billion during 1997 and 1996, respectively. For the year ended December 31, 1997 and 1996, Holliday Fenoglio Fowler earned $46.9 million and $26.6 million, respectively, for brokerage services.

  Holliday Fenoglio Fowler generally earns a fee of between 50 and 100 basis points of the loan amount for originated or underwritten loans, plus certain additional processing fees. From time to time, Holliday Fenoglio Fowler also originates nontraditional financing involving hybrid forms of debt, equity participation's and other creative financing structures. Fees for equity or joint venture structures are typically higher.

  Holliday Fenoglio Fowler has established relationships with over 210 institutional lenders that include insurance companies, pension plans and Conduit Purchasers. In 1997 and 1996, Holliday Fenoglio Fowler placed 709 and 410 loans with approximately 409 and 107 different lenders, respectively. Thirty-seven institutional lenders have retained Holliday Fenoglio Fowler as their respective exclusive or semi-exclusive loan originator in selected cities and regions.

  Holliday  Fenoglio Fowler has significantly expanded  its  East
Coast business with the recent acquisition of the business and operations of Fowler, Goedecke, Ellis & O'Connor Incorporated.

  Commercial Real Estate Lending. AMRESCO Capital, which originated and underwrote approximately $1,726.7 million and $632.7 million of commercial real estate mortgages during 1997 and 1996, respectively, is a commercial mortgage banker that originates, underwrites, accumulates and securitizes commercial real estate loans. As a securitized lender, AMRESCO Capital makes certain representations and warranties concerning the loans it originates. These representations cover title to the property, lien priority, environmental reviews and certain other matters. AMRESCO Capital targets mortgage loans for commercial real estate properties suitable for securitization transactions. AMRESCO Capital serves its market directly through AMRESCO Capital's offices located in Atlanta, Buffalo, Chicago, Dallas, Denver, Irvine, Louisville, Miami, Phoenix, Seattle, Washington D.C. and Winston-Salem, as well as through a network of approximately 40 independent mortgage brokers located throughout the United States. These independent mortgage brokers serve AMRESCO Capital on a nonexclusive basis and receive fees and a commission based on loan size and other pertinent factors in respect of each loan closed. For year ended December 31, 1997, approximately 39% of the loans underwritten by AMRESCO Capital were originated by Holliday Fenoglio Fowler.

     Since inception, the commercial real estate loans originated by the Company have consisted of fixed rate mortgage loans secured by first liens on fee simple or leasehold interests in multifamily, retail, office, hotel, industrial, health care-related and self-storage properties. The commercial mortgage loans originated during the year ended December 31, 1997, had mortgage loan balances ranging from $0.6 million to $38.1 million, coupon rates ranging from 6.8% to 10.3%, original terms to maturity ranging from 60 months to 360 months and loan-to-value ratios ranging from 33% to 90%. At December 31, 1997, a substantial portion of the mortgage loans originated by the Company have been "balloon" mortgage loans that have an amortization schedule longer, and in some cases significantly longer, than the remaining term of the loan, thereby leaving a substantial outstanding principal amount due and payable on its maturity date unless earlier prepaid. Substantially all of the commercial mortgage loans originated by the Company have substantial prepayment penalties if the borrower prepays the loan within a specified time period from the date of origination.

  The Company is broadening its commercial real estate lending program to include variable rate loans, as well as loans with balances exceeding $50.0 million. The Company anticipates that variable rate loans and large balance loans will constitute an increasing proportion of total originations in the future.

  The commercial real estate loans originated or acquired by AMRESCO Capital are underwritten in general accordance with guidelines designed to evaluate the borrowers ability to satisfy the repayment conditions of the loan. These underwriting procedures require a property analysis (including site inspection), an analysis of the borrowers cash flows and debt service coverage, a property appraisal and analysis of loan-to-value, an environmental site assessment, a physical assessment report and an in-depth review of the borrower and its principals with respect to credit history and prior experience as an owner and operator of commercial real estate properties. In addition, each borrower is required to have obtained a title insurance policy and property insurance with specified coverages. AMRESCO Capital also reviews industry data regarding the local real estate market in which the mortgaged property is located.

  AMRESCO Capital is approved by Fannie Mae to participate in its DUS program. An approved DUS lender is delegated the authority to approve, commit and close loans for multifamily mortgages on a national basis with the assurance that Fannie Mae will purchase the loans. In contrast to a "prior approval" lender, DUS lenders do not need to obtain the approval of Fannie Mae prior to making the loan. In return for the delegated authority to make loans and the subsequent purchase of such loans by Fannie Mae, DUS lenders must maintain a minimum capital base, and retain a certain level of credit risk on the loans they make. The DUS lender takes first loss risk up to 5% of the loan amount, and above 5% Fannie Mae and the DUS lender share the loss, with the DUS lender's maximum loss capped at 20% of the loan amount. AMRESCO Capital, as a DUS lender, had experienced no losses on its portfolio of sold DUS loans as of December 31, 1997.

  AMRESCO Capital is one of only 28 currently approved DUS lenders. While all DUS lenders operate on a national basis, the Company believes that 10 such lenders account for the majority of DUS volume. The Company believes that AMRESCO Capital, as one of the few DUS lenders, has certain competitive advantages in the multifamily mortgage origination business. These advantages include the competitive pricing afforded by Fannie Mae's position as the largest purchaser of housing related mortgages in the nation and the ability to commit and close mortgages without the delay and the accompanying market risks of such delay for an approval process by the mortgage purchaser. For these reasons, the Company expects Fannie Mae loan originations to become a significant part of its commercial mortgage banking activities. Holliday Fenoglio Fowler has been and is expected to be a significant source of such loan originations.

  AMRESCO Capital is also a member of the Freddie Mac Program Plusr multifamily seller/servicer program in Florida, New York, North Carolina and South Carolina and intends to expand into other states. Through this program, the Company sells to Freddie Mac and services multifamily apartment mortgages in these states.

  In 1997, AMRESCO Capital originated commercial real estate loans primarily through AMRESCO Commercial Mortgage Funding, L.P., a limited partnership in which AMRESCO Capital and an affiliate of Goldman Sachs & Co. have shared equally in the accumulation and securitization profits and risks. Effective December 19, 1997, the partnership between AMRESCO Capital and the Goldman Sachs & Co. affiliate was revised. Any accumulation and securitization profit or loss from commercial real estate loans for which loan applications were received on or before November 13, 1997 (except for specified loans aggregating approximately $120.3 million) will be shared equally by AMRESCO Capital and the Goldman, Sachs & Co. affiliate. All profits and risks associated with commercial real estate loans originated after November 13, 1997, as well as the profits and risks relating to specified loans aggregating approximately $120.3 million for which loan applications were received prior to November 13, 1997, will be for the sole account of AMRESCO Capital. Goldman Sachs & Co. or its affiliates will continue to provide funding, distribution and related services to AMRESCO Capital pursuant to a separate agreement.

  Commercial Loan Servicing. AMRESCO Services is a servicer for securitized pools of commercial mortgages and whole loans. The average life of these securitized pools is expected to be approximately eight years. At December 31, 1997, AMRESCO Services acted as servicer with respect to approximately $20.2 billion of loans. The dominant users of commercial loan servicers are commercial mortgage-backed bond trusts and other owners of commercial real estate loans, including lenders accumulating loans for securitization or sale that contract for servicing on an interim basis. Historically, the revenue stream from servicing contracts on commercial mortgages has been relatively predictable as prepayment penalties in commercial mortgages tend to discourage early loan payoffs.

  Primary servicing of whole loans involves collecting monthly mortgage payments, maintaining escrow accounts for the payment of ad valorem taxes and insurance premiums on behalf of borrowers, remitting payments of principal and interest promptly to investors in the underlying mortgages, reporting to those investors on financial transactions related to such mortgages and generally administering the loans. The servicer of whole loans also must cause properties to be inspected periodically, determine the adequacy of insurance coverage on each property and monitor delinquent accounts for payment. Servicer rates are determined by a bidding and negotiating process. AMRESCO Services is rated "strong" as a primary servicer by Standard & Poor's, which is the highest rating given by that rating agency to primary servicers as of December 31, 1997. AMRESCO Services has also received an "acceptable" rating from Fitch.

  Master servicing involves providing administrative and reporting services to securitized pools of mortgage-backed securities. Typically, mortgages underlying mortgage-backed securities are serviced by a number of primary servicers. Under most master servicing arrangements, the primary servicers retain principal responsibility for administering the mortgage loans and the master servicer acts as an intermediary in overseeing the work of the primary servicers, monitoring their compliance with the issuer's standards and consolidating their respective periodic accounting reports for transmission to the securitization trustee in respect of the related securities. The Company frequently is designated as the full servicer for a pool of mortgages, in which case the Company acts as master, primary, and, in some cases, special servicer for the pool. Master/full servicers are typically paid fees based on the Face Value of loans under management, and the compensation is determined by a bidding and negotiating process. In October 1996, the Company received the first public "above average" commercial master servicer rating ever awarded by Standard & Poor's. The "above average" rating is the highest rating given by Standard & Poor's to master servicers. The Company is also rated "acceptable" by Fitch as a master servicer.

Residential Mortgage Banking Business

  General. Through AMRESCO Residential, the Company originates, acquires, warehouses and securitizes residential mortgage loans. AMRESCO Residential's loan production has increased to $3.6 billion from $1.9 billion for the years ended December 31, 1997 and 1996, respectively.

  Industry Trends.  Although studies and reports on the  size  of
the    market   for   conventional,   nonconforming
residential mortgage loans vary significantly, these studies and reports do generally confirm that the market has experienced, and continues to experience, significant growth. One industry publication, Inside B&C Lending, reported originations of "B" credit and "C" credit loans of $124.5 billion for the year ended December 31, 1997, which represents an increase of 28% over the same period in 1996. The Company believes that the growth in the market has been attributable to, among other factors: (i) a large number of borrowers seeking to consolidate their revolving credit debt and auto loans for a lower rate and payment;
(ii) slow growth in real estate appreciation causing an increase in the number of borrowers seeking to make home improvements;
(iii) increased entry into the home loan market by commercial banks as well as the growth in the number and size of
mortgage  brokers  making  home loan   financing  more  readily
available; and (iv) growth in overall consumer awareness of the availability of home loan financing. In addition, the asset-backed securitization market has provided an important source of financing for originators of home equity loans.

  Borrower Profile and Underwriting. The Company targets borrowers that have credit profiles that preclude their loans from being sold in the government agency secondary markets. Such credit profiles may include consumer or mortgage loan delinquencies, high debt-to-income ratios, previous bankruptcy or inability to provide income documentation. Borrowers in the Company's targeted market typically have significant equity in their homes and may be charged higher interest rates for loans than more creditworthy borrowers. The Company believes that the higher interest rates and the more favorable loan-to-value characteristics of this market mitigate the greater credit risk associated with such borrowers and make this an attractive market for the Company.

  The residential mortgage loans originated or acquired by the Company are underwritten in accordance with the Company's guidelines or the guidelines of the third party originator which have been submitted to and approved by the Company. The Company performs due diligence on all residential mortgage loans which it acquires to assure compliance with underwriting standards. Under the guidelines used or approved by the Company, various risks are used to grade the likelihood that the mortgagor will satisfy the repayment conditions of the mortgage loan. These risk categories establish the maximum permitted loan-to-value ratio and loan amount, given the occupancy status of the mortgaged property and the mortgagor's credit history and debt ratio. In general, higher credit risk mortgage loans are graded in categories which permit higher debt ratios and more (or more recent) major derogatory credit items such as outstanding judgments or prior bankruptcies. The underwriting guidelines generally establish lower loan-to-value ratios and loan amounts for higher credit risk mortgage loans.

  Loan Products. The residential mortgage loans originated and acquired by the Company consist of fixed and adjustable rate conventional, nonconforming mortgage loans with remaining terms to maturity of not more than 360 months and secured by deeds of trust, security deeds or mortgages. The properties securing the residential mortgage loans consist primarily of single family residences (which may be attached, detached, part of a two-to-
four-family dwelling, a condominium unit or a unit in a planned unit development). The properties securing the residential mortgage loans may be owner occupied or non-owner occupied investment properties. The Company's residential mortgage loan products include fixed rate loans that bear a fixed rate of interest for the life of the loan, adjustable rate loans that bear interest at rates that adjust, along with related monthly payments, periodically (generally semiannually) based on a specified financial index or quoted rate and loans that bear a fixed rate of interest for a specified period following origination (generally 2, 3 or 5 years) with periodic rate adjustments thereafter based on a specified financial index or quoted rate. In a majority of cases, the residential mortgage loans can be prepaid by the mortgagor in whole or in part at any time, although the mortgagor may be required to pay a fee in connection with certain prepayments. For residential mortgage loans included in securitizations consummated between January 1, 1996 and December 31, 1997, the pools of residential mortgage loans have exhibited the following characteristics: weighted average loan-to-value ratios, based upon the lower of the sales prices and the appraised values of the related properties at the time the time of origination, ranging from 66% to 75%, weighted average remaining term to maturity ranging from 318 months to 357 months, average loan balances ranging from $66,000 to $106,000 and weighted average coupon rates ranging from 9.8% to 11.3%.

  Loan Sources. The Company obtains residential mortgage loans through portfolio acquisitions, correspondent lending, wholesale broker operations and various retail channels, including telemarketing, direct mail and retail branches. Portfolio acquisitions involve the purchase of pools of closed mortgage loans with aggregate principal balances in excess of $2.0 million from mortgage banks and other financial institutions throughout the United States. Correspondent lending involves the acquisition of closed loans one at a time (i.e., on a "flow" basis) through a network of correspondent financial institutions. Wholesale operations involve the origination of loans through the Company's network of branch offices and through its centralized wholesale operations. The acquisition of the assets and operations of Quality Mortgage USA in October 1996 provided the Company with a nationwide network of 53 branch offices that originate loans through relationships with over 3,000 mortgage brokers. In its centralized wholesale operations, the Company serves mortgage brokers who do not come within the area of service of one of the Company's branch offices. Retail operations involve consumer direct mail and telemarketing, as well as retail branch operations. In its retail operations the Company works directly with consumers to originate, underwrite and close mortgage loans. Although retail originations currently represent only a small percentage of total loan volumes, the Company anticipates that an increasing proportion of its residential mortgage loans will be sourced through the retail channel. On January 28, 1998, the Company acquired the business and operations of City Federal Funding & Mortgage Corp., a residential mortgage banker with six East Cost-based retail offices.

  The diversification of the Company's sources of loan production has resulted in the correspondent, wholesale and retail channels of distribution becoming increasingly important contributors to total residential mortgage loan production. The following table sets forth aggregate dollar amounts (in millions) and percentage of all loans originated or acquired by the Company by each product channel for the years ended December 31, 1997 and 1996:

                                 1997          1996
                              $       %        $      %
Portfolio acquisitions    $2,583.8   71.0  $1,817.5  93.5
Correspondent lending        160.3    4.4       9.3   0.5
Wholesale                    854.8   23.5     106.6   5.5
Retail                        41.4    1.1      10.6   0.5
Total                     $3,640.3  100.0% $1,944.0 100.0%

  Securitization and Sale. The Company pools the residential mortgage loans it originates and purchases to create asset-backed securities which it typically sells on a quarterly basis. During the year ended December 31, 1997, the Company securitized approximately $2.8 billion in residential mortgages in public and private offerings of asset-backed securities. Once the Company accumulates loans of an aggregate principal amount sufficient to permit efficient securitization of the loan pool (generally, in excess of $500.0 million), the loans are conveyed to a special purpose trust that sells into the secondary market various tranches of rated collateralized asset-backed securities representing undivided interests in the revenue streams generated by the loans. Each month, collections of principal and interest on the residential mortgages are used by the trustee of the securitization trusts to pay the holders of the related asset-backed securities, to build over-collateralization by using excess interest to pay down principal on such securities and to pay expenses, with any remaining cash flows paid to the holders of the unrated securities. The holders of unrated securities absorb losses and the negative impact of prepayments, delinquencies and losses before holders of other asset-backed securities issued in the securitization. The unrated securities issued by the trust are purchased by the Company and are included in "Retained Interests in Securitizations - Trading" in the Company's Consolidated Balance Sheet. From time to time, the Company acquires rated and unrated securities from sub-prime, jumbo and non-standard residential mortgage securitizations organized by third parties if such securities are considered by management to be suitable investments.

  The asset-backed securities publicly sold to date by the Company have received investment grade ratings from a recognized statistical rating organization, such as Standard & Poor's Ratings Service or Moody's Investors Service, Inc. To achieve these ratings the Company has used various credit enhancement techniques, including subordination among classes of securities, over-collateralization techniques, financial guaranty insurance or a combination of the foregoing.

  The Company utilizes the net proceeds from securitizations to pay down outstanding warehouse facilities and to originate and purchase additional residential mortgages and commercial real estate loans. The Company has also pooled and re-securitized securities retained from its securitizations, with the resulting certificates ("Net Interest Margin Certificates") being sold in private sales to institutional investors. In September 1997, the Company completed a private sale of Net Interest Margin Certificates for net proceeds of approximately $102.9 million. The Company intends, from time to time, to re-securitize securities retained from its securitizations and sell the resulting Net Interest Margin Certificates to reduce the Company's capital exposure with respect to retained interests in securitizations and to generate additional borrowing capacity under the Revolving Loan Agreement. However, no assurance can be given that such opportunities will be available in the future. The Company, through AMRESCO Residential, uses warehouse facilities with financial institutions to finance its origination and purchase of loans on a short-term basis pending securitization. At December 31, 1997, AMRESCO Residential had an aggregate borrowing capacity of $1.6 billion under three warehouse facilities of which $703.7 million was available.

  Residential Loan Servicing. Since the acquisition of the assets and business of Quality Mortgage USA in October 1996, the Company has performed delinquency management and related servicing functions for the asset portfolios acquired from Quality Mortgage USA and for loans originated by the Company after October 1, 1997 or acquired by it on a servicing released basis. As of December 31, 1997, the Company was the special servicer for $314.6 million of residential mortgage loans. In addition, the Company is in the process of developing the appropriate infrastructure and systems to support a broader array of customer-intensive servicing functions, including general customer relations. The Company believes that customer intensive servicing functions, such as collections, delinquency management and general customer relations provide the opportunity to manage and improve the performance of its residential mortgage loan portfolios by mitigating credit losses and prepayment risk through direct involvement with borrowers. The Company will continue to utilize recognized third party providers for portfolios of residential mortgage loans currently being serviced by such providers, as well as for standardized, systems intensive servicing functions, such as payment processing and tax, insurance and investor reporting.

  Portfolio   Performance.    The   following   table    provides
information with respect to prepayments, delinquencies and net losses for each of the Company's securitizations as of November
30, 1997, prior to any potential recoveries:

                Original Current   CPR %      Delinquencies(2)    % Net
Security  Date   Balance Balance Actual(1)  30-59   60-89   90+  Losses(3)
                       (dollars in millions)
1996-1  01/25/96  $275    $145    29.49%    1.40%   0.71% 10.13%  0.58%
1996-2  04/25/96   257     111    41.21     2.17    1.83   9.60   0.18
1996-3  06/20/96   267     197    19.51     1.13    0.88   6.35   0.08
1996-4  08/28/96   311     182    34.97     2.06    1.22   10.76  0.04
1996-5  12/18/96   700     531    25.96     2.94    1.75   8.79   0.02
1997-1  03/26/97   605     536    16.50     2.72    1.57   5.62   0.00
1997-2  06/12/97   740     695    13.99     2.38    1.17   4.06   0.00
1997-3  09/16/97   950     935     9.50     2.24    1.20   1.09   0.00

Weighted average (4)              18.09%    2.34%   1.32%  5.17%  0.06%

(1) The Constant Prepayment Rate ("CPR") represents the rate of prepayment experienced by the referenced securitized pool of mortgage loans, expressed as an annual rate, relative to the outstanding principal balance over the life of mortgage loans.

(2)     The period of delinquency is based on the number of  days
  payments   are   contractually  past  due.    The   delinquency
  statistics   for   the  90+  days  data   includes   loans   in
  foreclosure.

(3) Net Losses represents the aggregate amount, expressed as a percentage of the original balance, which has been determined to be uncollectible relating to mortgage loans, less recoveries from liquidation proceeds and deficiency judgments.

(4)  Based on the current balance at November 30, 1997.

Commercial Finance Business

  General. In 1996, the Company organized the Commercial Finance Group to provide financing to commercial borrowers in
various  targeted  lending  markets.   The  Company  focuses   on
(i) loans to franchisees of nationally recognized restaurant, hospitality and automotive organizations, (ii) structured finance activities, with an emphasis on the real estate and communications industries, and (iii) single family residential construction lending. Loans originated by the franchise lending operation are sold to third parties, principally through securitization, while the real estate, communications and single family residential construction loans are retained for the Company's own portfolio. Other ancillary products, services and investments provided by the Commercial Finance Group include equipment leasing, small business lending and loan servicing.

  Franchise Lending. ACLC's primary line of business is the origination, securitization and servicing of loans made to franchisees of nationally recognized fast food chains, family dining establishments, hotels and motels, automotive aftermarket servicers and truck stops. These borrower profiles emphasize, among other things, the borrower's experience with the particular operating concept (i.e., fast food, quick oil change, etc.) and the cash flow of the respective operating units. Management believes that this product can be expanded to include other small business loans made to operators with similar borrowing profiles. According to the International Franchise Association, franchises comprise one out of every 12 businesses in the United States. The Franchise Trade Association has estimated that by the year 2000 over 50% of retail sales, or approximately $1 trillion, will be generated by franchises.

  The table set forth below provides information regarding the distribution of loans serviced by franchise category as of December 31, 1997 (dollars in thousands):

                                                       Percentage
                                            Total        of Total
                                         Outstanding   Outstanding
                                  Number     Loan          Loan
  Franchise Group                of Loans   Amount        Amount
Quick service restaurants          788      $346,948       61.6%
Casual dining                      125        85,380       15.1
Automotive after market services   161        58,391       10.4
Truck stop                          14        29,529        5.2
Hospitality services                 8        27,032        4.8
Other                               19        16,438        2.9
Total                            1,115      $563,718      100.0%

  ACLC provides loans primarily for the refinancing, remodeling or purchase of existing facilities. ACLC also offers construction lending to franchisee borrowers to finance the construction of new facilities. The loans are funded primarily by a dedicated warehouse facility until they are securitized and sold. During the nine months since the acquisition of ACLC (ending December 31, 1997), the franchise loans originated by ACLC had loan balances ranging from $0.03 million to
$10.5 million, a coupon rate ranging from 8.3% to 10.7%, an original term to maturity ranging from 60 months to 180 months and a remaining term to maturity ranging from 54 months to 180 months.

    The franchise loans are generally originated in accordance with ACLC's underwriting guidelines, which focus on, among other things, the borrowers ability to repay the loan, the adequacy of the cash flow at the franchise unit(s), the real and tangible personal property that may serve as collateral for the loan, the experience of the borrower, the sales and demographic trends at the franchise units being financed and the credit history of the borrower and its principal shareholders. The underwriting process involves background checks of, and personal interviews with, prospective borrowers designed to further ACLC's understanding of the borrowers' business, the character and managerial qualities of the borrowers' management and the future direction, growth and financing needs of the borrowers' business. At December 31, 1997, ACLC had experienced no losses on loans in its servicing portfolio.

  ACLC generates loan volume using a combination of marketing efforts that include direct solicitation, direct mail, convention attendance and referrals from previous borrowers. During the nine months since the acquisition of ACLC (ending December 31,
1997), ACLC had originated loans to borrowers in 35 states, with the greatest concentration of borrowers (by original principal amount of loans) being in Florida ($20.5) million, Texas ($19.3 million) and Oregon ($18.4 million).

  In the second and fourth quarters of 1997, ACLC completed securitizations of approximately $132.5 million and $165.9 million of loans, respectively. The investment grade securities in such securitizations were sold in private placements to investors and the residual interest securities were retained by ACLC. The investment grade certificates were rated "Aaa" by Moody's Investors Service, Inc., "AAA" by Standard & Poor's and "AAA" by Duff & Phelps Credit Rating Co. The ratings on the securities offered to investors were achieved by (i) limited cross-guarantee loan provisions for the various borrowers within the securitization and (ii) financial guarantee insurance provided by Capital Markets Assurance Corporation.

     ACLC   retains  the  servicing  rights  to  loans  following
securitization.   ACLC  has  developed  a  proprietary  servicing
system   due  to  the  accounting  requirements  for  the  credit
enhancement  and  the other features of ACLC's franchise  lending
program.   At  December  31,  1997,  ACLC  was  servicing   1,115
franchise    related   loans   with   aggregate    balances    of
$563.7 million. The table set forth below provides information regarding ACLC's underlying borrower delinquency experience for all franchise related loans originated by ACLC as of December 31, 1997 and March 31, 1997 (dollars in thousands):

                                             December      March
                                             31, 1997    31, 1997
Total loan balances at end of period (1)     $563,718    $341,395

Delinquencies (2):
  31-60 Days
  61-90 Days                                              $   961
  91+ Days                                     $5,729       5,911
Total delinquencies                            $5,729      $6,872

Total delinquencies as a percentage of          1.02%       2.01%
 total loan balances (3)

(1) The Company acquired the business and assets of ACLC effective March 31, 1997.

(2) The period of delinquency is based on the number of days payments are contractually past due.

(3)     Reflects  contractual  delinquencies.   At  December  31,
  1997,  all borower delinquencies in respect of franchise loans were
  paid   by   borrower   cross  guarantees.   See   "Management's
  Discussion  and Analysis of Financial Condition and Results  of
  Operations - Securitization Practices" for a discussion of borrower cross guarantees.

    ACLC also originates, underwrites and closes loans that are funded by a third party conduit lender but only for credits that do not fit the profile for ACLC's securitizable loan products. The conduit lender then includes these loans in their securitization and ACLC records a gain from the sale to the conduit lender. ACLC also provides lease financing for business equipment, primarily restaurant equipment based on referrals from franchise borrowers.

  Special Situation Lending. In 1995, the Company began making commercial loans through AMRESCO Funding. AMRESCO Funding provides mid- to high-yield financing to borrowers in special situations that have been unable to obtain financing from traditional funding sources. In these transactions, the Company funds senior and subordinated indebtedness generally ranging from $2.0 million to $10.0 million for terms of one to four years to borrowers with an established management record. Borrowers targeted by AMRESCO Funding usually have reputations for enhancing value, but may lack the financial capacity to qualify for bank financing beyond a certain level. Loan structures vary as they are usually customized to fit the characteristics and purpose of the loans. Income is generally derived by a combination of interest, fees and (in some cases) a net profit interest.

  AMRESCO  Funding lending activity for the years ended  December
31, 1997, 1996 and 1995 was as follows (dollars in thousands):


                                      Year Ended
                                      December 31,
                                  1997     1996    1995
Beginning Principal Balance    $ 33,597  $ 1,712  $    0
Principal Advances              156,818   36,415   1,720
Principal Payments              (41,521)  (4,530)     (8)
Ending Principal Balance       $148,894  $33,597  $1,712

  AMRESCO Funding lends primarily to the commercial real estate and communications industries (radio and television) from loan production offices in Texas, California, Oregon, Massachusetts, Virginia and Canada. Commercial real estate loans, loans to borrowers in the communications industry and venture capital loans accounted for $107.6 million (72%), $38.3 million (26%) and $3.0 million (2%), respectively, of AMRESCO Fundings total principal balance at December 31, 1997.

  AMRESCO Funding tailors its underwriting processes to suit the industries, borrower types and various loan structures encountered in its business. The underwriting process for loans takes into account special risks associated with mid-to-high yield lending, including an in-depth assessment of the character, experience (including operating history) and financial capacity of the borrower or the borrowers' principal(s), a detailed analysis of the business, property or project being financed and an analysis of the market in which the borrower operates, including competition and market share data, comparable properties or businesses, as well as more general information such as population, job growth, median income and demographic data.

  The loans originated in AMRESCO Funding's business are serviced by AMRESCO Services. As of December 31, 1997, AMRESCO Services was servicing 38 loans with aggregate balances of $142.0 million for AMRESCO Funding. As of December 31, 1997, AMRESCO Funding had experienced no delinquencies or losses on its portfolio of outstanding loans and had established loan loss reserves of $5.2 million or 3.4% of aggregate loan balances.

  Single Family Residential Construction Lending. In January 1997, the Company established AMRESCO Builders Group to provide construction financing to builders of homes for first time and first move-up buyers. To facilitate this effort, the Company hired an experienced lending and servicing team formerly associated with a Texas financial institution. AMRESCO Builders Group targets experienced homebuilders that are starting from 100 to 1,500 units per year. These homes generally are in the $90,000 to $200,000 price range. Prospective borrowers must also have a minimum of three years proven experience in building and selling homes, satisfactory financial condition and acceptable credit history. AMRESCO Builders Group also provides a limited amount of acquisition and development lending for residential lots which will serve as feeder stock for the construction loan program. AMRESCO Builders Group funds loans through a dedicated warehouse debt facility.

  As of December 31, 1997, the residential construction loans originated by AMRESCO Builders Group have consisted of adjustable rate loans secured by first liens on homes under construction or lots. As of December 31, 1997, the loans have evidenced the following characteristics: maturities from six months (loans on developed lots) to eighteen months (acquisition and development loans), interest rates ranging from 9.5% to 12.0% for single family construction loans and acquisition and development loans.

  AMRESCO Builders Group currently has loan production offices in California, Arizona, Nevada, Georgia and Florida. AMRESCO Builders Group producers target markets that its management believes have large or growing populations with qualifying incomes of home buying age. As of December 31, 1997, AMRESCO Builders Group loan balances outstanding were $65.5 million on commitments of $114.1 million. As of December 31, 1997, AMRESCO Builders Group had experienced no delinquencies or losses on its portfolio of outstanding loans and had established loan loss reserves of $0.5 million or 0.7% of aggregate loan balances.

  All loan processing, administration and servicing is performed in Houston, Texas. This process maximizes the benefits of current technology by electronically storing and tracking loan documents and information and allows AMRESCO Builders Group to provide a high level of service to borrower customers. For example, builder home completion records in the servicing system can be electronically updated by a computer download from inspectors in the field thereby speeding payment of draw requests. AMRESCO Builders Group believes that this level of service provides added value to the borrower while minimizing administrative cost.

Competition

  General. The Company's competition varies by business line and geographic market. Generally, competition within each of the business lines in which the Company competes is fragmented, with national, local and regional competitors, none of which dominates a particular business line. Certain of the Company's competitors within each of its business lines are larger and have greater financial resources than the Company.

  Asset Management. The Asset Management business is a nationwide (and increasingly international) business with numerous financially strong and experienced competitors. The Company believes that its ability to acquire asset portfolios for its own account will be important to its future growth. Recently, the Company has encountered increased competition in the market for asset portfolios which could cause the Company to experience decreasing profit margins in this business line in order to remain a competitive bidder for asset portfolios. In addition, declining profit margins presented by current bidding opportunities has caused the Company to re-deploy its capital in more profitable product lines. Asset portfolio acquisitions also require significant capital. The Company's competitors in the Asset Management business include Lennar Corp., Archon (an affiliate of Goldman Sachs & Co.), J.E. Roberts Companies, GMAC and First City Financial Corp.

  Commercial Mortgage Banking. The Company's commercial mortgage banking business consists of real estate capital markets, commercial real estate lending and commercial loan servicing business lines. In each of these business lines, the Company competes on a nationwide basis. The real estate capital markets and commercial real estate lending businesses are fragmented, composed primarily of small local or regional firms. The Company believes that the commercial mortgage banking industry is moving toward greater consolidation and that well capitalized, full service, nationwide mortgage banking firms will emerge from this consolidation. The Company's objective is to improve its position as a major nationwide full service mortgage banker to the commercial real estate industry. The Company's competitors in the commercial mortgage banking business include Nomura Asset Capital Corporation, GMAC (commercial real estate finance), L.J. Melody & Co. and Washington Mortgage Corporation.

  The commercial loan servicing business is highly competitive. Distinct markets have developed for the servicing of performing loan pools, under-performing loan pools and non-performing loan pools. The Company has focused its commercial loan servicing business on the market for performing loan pools, the servicing market that management believes has the greatest potential for growth. The Company's competitors in the commercial loan servicing business include GMAC Commercial Mortgage Corporation, Midland Loan Services, L.P., G.E. Capital Asset Management and First Union Bank.

  Residential Mortgage Banking. The Company recently has encountered increased competition in the market for conventional, nonconforming residential mortgage loans as more originators and Conduit Purchasers enter this market. This could impact origination and acquisition volume and profit margins. Certain of the Company's larger, national competitors have access to greater financial resources and lower costs of capital. The Company's competitors in the residential mortgage banking business include the Associates, United Companies Financial, Money Store and Conti Mortgage Corp.

  Commercial Finance. The markets in which the Commercial Finance Group operates are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. The Commercial Finance Group's competitors include captive and independent diversified finance companies, specialty finance companies (including specialty franchise finance companies), commercial banks, thrift institutions, asset-based lenders, real estate investment trusts and leasing companies. Many of the competitors of the Commercial Finance Group are large companies that have substantial capital, technological and marketing resources, and some of these companies may have lower costs of capital than is available to the Commercial Finance Group.

Employees

  At December 31, 1997, the Company and its subsidiaries employed 1,650 persons. Of that total, 208 were employed in the asset management group, 516 in the commercial mortgage banking group, 600 persons in the residential mortgage banking group, 112 in the commercial finance business and 214 in general corporate administration. The Company believes that its employee relations are generally good. The Company has no collective bargaining arrangements.

Certain Definitions

     The following are certain defined terms used herein:

      "ACLC" means AMRESCO Commercial Lending Corporation, a subsidiary of the Company.

      "AMRESCO Builders Group" means AMRESCO Builders Group, Inc.
a subsidiary of the Company.

      "AMRESCO Capital" means AMRESCO Capital L.P., a limited partnership.

      "AMRESCO Funding" means AMRESCO Funding Corporation, a subsidiary of the Company.

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

     "BEI" means BEI Holdings, Ltd.

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

       "Fannie   Mae"   means  the  Federal   National   Mortgage
Association.

     "FDIC" means the Federal Deposit Insurance Corporation.

       "Freddie  Mac"  means  the  Federal  Home  Loan   Mortgage
Corporation.

     "Holdings" means AMRESCO Holdings, Inc.

      "Holliday Fenoglio Fowler" means Holliday Fenoglio  Fowler,
L.P., a limited partnership.

       "Master   Servicer"   means  an   entity   that   provides
administrative services to securitized pools of mortgage-backed securities.

      "Net Interest Margin Certificates" means the securities created by the Company from re-securitization of asset-backed securities retained by the Company from its original securitizations. The Company seeks to sell such Net Interest Margin Certificates to institutional investors in private sales.

     "Quality Mortgage USA"  means Quality Mortgage USA, Inc., a
California corporation.

      "Revolving Loan Agreement" means the Third Amended and Restated Revolving Loan Agreement dated as of September 30, 1997 and as subsequently amended, among the Company, NationsBank of Texas, N.A., as Agent, Bank One, Texas N.A., as Co-Agent and NationsBank of Texas N.A. and certain other designated entities, as lenders.

     "RTC" means the Resolution Trust Corporation.

      "securitization" and "securitized" mean a transaction in which loans originated or purchased by an entity are sold to special purpose entities organized for the purpose of issuing asset-backed securities.

Item 2.   Properties

      The Company leases approximately 162,745 square feet in the North Tower of the Plaza of the Americas in Dallas, Texas for its centralized corporate functions including executive, business development and marketing, accounting, legal, human resources and support. This lease has an initial termination date of October 31, 2006 and has an initial annual base rent of approximately $2.0 million. The Company also leases space for branch offices pursuant to leases with varying terms.

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

Item 4.   Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's security holders during the fiscal quarter ended December 31, 1997.

                             PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder
 Matters

      The Company's common stock (Symbol: AMMB) is listed on the Nasdaq Stock Market. At March 23, 1998, there were approximately 2,699 stockholders of record of the Company's common stock. Presented below are the high and low last sale prices per share for 1997 and 1996, as reported by NASDAQ. The Company discontinued declaring dividends beginning with the fourth quarter of 1995 and the Company does not expect to declare dividends on its common stock in the foreseeable future.

                                   High      Low
1996
 First Quarter                    $14.625  $11.875
 Second Quarter                    19.313   15.000
 Third Quarter                     24.375   17.250
 Fourth Quarter                    27.250   20.625
1997
 First Quarter                    $25.500  $15.125
 Second Quarter                    21.500   13.875
 Third Quarter                     37.125   21.750
 Fourth Quarter                    37.125   24.000

Item 6.   Selected Financial Data

      The selected financial data set forth below for the five years ended December 31, 1997 has been derived from the Company's audited consolidated financial statements (in thousands of dollars, except per share amounts). This information should be read in conjunction with "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."

                                        AMRESCO, INC. (1)

                           Year      Year     Year      Year      Year
                           Ended     Ended   Ended     Ended     Ended
                         December  December December  December  December
                            31,       31,     31,       31,       31,
                           1997      1996     1995      1994      1993
                               (in thousands, except per share data)
  Operating Results:
  Revenues              $423,755   $200,067  $110,486  $129,791  $122,401
  Income from
  continuing operations   56,224     31,332    18,665    20,933    26,306
    Net Income            56,224     31,332    21,090    18,748    24,218
  Earnings per share for
  income from continuing
   operations:
       Basic                1.58       1.15      0.77      0.91      2.37
       Diluted              1.53       1.06      0.75      0.88      2.33
  Earnings per share:
       Basic                1.58       1.15      0.87      0.82      2.18
       Diluted              1.53       1.06      0.85      0.79      2.15
  Dividends per share (2)                        0.15      0.20      0.35
Balance Sheet Data:
 Total assets          2,633,848  1,075,941   521,713   172,340   163,653
 Long-term obligations   695,845    293,956   112,500               6,000
   Total liabilities   2,225,348    774,426   360,919    58,754    71,954
   Total shareholders'   408,500    301,515   160,794   113,586    91,699
      equity

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

(2) In 1993 dividends of $0.35 per share were paid by Holdings to its shareholders prior to the merger with BEI.

Item  7.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

Overview

     The Company is a leading diversified financial services company with four principal lines of business: asset management, commercial mortgage banking, residential mortgage banking and commercial finance. The asset management business involves acquiring asset portfolios at a substantial discount to face value and managing and resolving such asset portfolios to maximize cash recoveries. In addition, in its asset management business, the Company provides special servicing for nonperforming and underperforming loans in commercial mortgage-backed bond trusts and similar securitized commercial asset-backed loan portfolios. The commercial mortgage banking business involves the full range of real estate capital markets functions, including the origination, underwriting, placement, securitization and servicing of commercial real estate mortgages and commercial real estate brokerage. The residential mortgage banking business involves originating, acquiring, warehousing, securitizing and servicing nonconforming loans. In its commercial finance business, the Company focuses on (i) loans to franchisees of nationally recognized restaurant, hospitality and service organizations, (ii) structured finance and (iii) single family residential construction lending. The Company's businesses may be affected by many factors, including fluctuations in real estate and other asset values, the availability and price of assets and residential mortgages to be purchased, the level of and fluctuations in interest rates, the level of and fluctuations in prepayment, default and loss rates with respect to loans owned or serviced by the Company and certain of its securitized loan pools, changes in the securitization market and competition. In addition, the Company's operations require continued access to short and long term sources of financing.

      In 1994, the Company concluded substantially all of its asset management relationships with government agencies and financial institutions and also began to shift its focus toward direct investment in asset portfolios and the development of new lines of financial service businesses. The Company has extended its business lines to offer a full range of mortgage banking services, increased the amount it invests in asset portfolios, began its commercial finance business and disposed of certain non-core business lines. These significant changes in the composition of the Company's business are reflected in the Company's results of operations and may limit the comparability of the Company's results from period to period.

      Revenues from the Company's asset management activities primarily consist of earnings on asset portfolios, fees charged for the management of asset portfolios and for the successful resolution of the assets within such asset portfolios and gains on sale of investments. The Company's revenues from its commercial mortgage banking activities are primarily earned from fees generated by the origination and underwriting of commercial real estate mortgage loans, the placement of such loans with permanent investors and the servicing of loans, interest earned on commercial loans held for sale and gains on the sale and securitization of commercial mortgage loans held for sale earned either through a joint venture, as was the case in 1997, or through the Company's own expected securitization activity. Revenues from the Company's residential mortgage banking activities primarily consist of interest earned on originated and purchased residential mortgage loans, accrued earnings on retained interests in securitizations and gains on the securitization and sale of residential mortgage loans and other related securities. Revenues from the Company's commercial finance business are primarily earned from interest and fees on structured finance activities, loans to franchisees of nationally recognized restaurant, hospitality and service organizations, loans to single family residential contractors, accrued earnings on retained interests in securitizations and gains on the securitization and sale of franchise loans and other related securities. Corporate and other revenues primarily consist of interest earned on investments, other miscellaneous income and intercompany eliminations. Corporate and other expenses primarily include corporate personnel and overhead and certain incentive compensation, unallocated interest expense and amortization of intangibles.

  The Company computes a gain or loss on the sale and securitization of loans and other related securities based on the fair value of proceeds received over the allocated basis of the assets sold. Retained interests in assets sold are initially recorded at their allocated basis; however, the Company's retained interests are classified as trading securities and are carried at fair market value. The retained interests in securitizations are valued at the discounted present value of the cash flows expected to be realized over the anticipated average life of the assets sold after future estimated credit losses, estimated prepayments and normal servicing and other fees related to assets sold. The discounted present value of such retained interests is computed using management's assumptions of market discount rates, prepayment rates, default rates, credit losses and other costs. The Company typically retains an interest in its securitizations of residential mortgage loans and franchise finance receivables in the form of interest only and residual securities. The Company has not retained an interest in its securitization of commercial mortgage-backed loans.

Results of Operations

       The following discussion and analysis presents the significant changes in financial condition and results of continuing operations of the Company by primary business line for the years ended December 31, 1997, 1996 and 1995. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto (in thousands, except per share data).

                                              1997     1996     1995
Revenues:
 Asset management                           $109,063  $88,755   $81,596
 Commercial mortgage banking                  97,533   54,625    26,573
 Residential mortgage banking                166,407   56,864     2,307
 Commercial finance                           51,212    2,947
 Corporate, other and intercompany
 eliminations                                   (460)  (3,124)       10
     Total revenues                          423,755  200,067   110,486

Operating expenses:
 Asset management                             61,944   45,756    38,135
 Commercial mortgage banking                  67,045   40,131    20,550
 Residential mortgage banking                118,223   29,052     1,694
 Commercial finance                           30,321    2,252
 Corporate, other and intercompany            54,125   32,410    19,849
   eliminations

     Total operating expenses                331,658  149,601    80,228

Operating profit:
 Asset management                             47,119   42,999    43,461
 Commercial mortgage banking                  30,488   14,494     6,023
 Residential mortgage banking                 48,184   27,812       613
 Commercial finance                           20,891      695
 Corporate, other and intercompany           (54,585) (35,534)  (19,839)
   eliminations
     Total operating profit                   92,097   50,466    30,258
Income tax expense                            35,873   19,134    11,593
Income from continuing operations             56,224   31,332    18,665
Gain from discontinued operations                                 2,425

Net income                                   $56,224  $31,332   $21,090

Earnings per share from
continuing operations (1):
 Basic                                         $1.58    $1.15     $0.77
 Diluted                                        1.53     1.06      0.75

Earnings per share (1):
 Basic                                         $1.58    $1.15     $0.87
 Diluted                                        1.53     1.06      0.85

Weighted average number of
common shares outstanding - basic             35,610   27,232    24,173

(1) Prior periods restated for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per
Share."

Year Ended December 31, 1997 Compared to Year Ended December 31,
1996

     The Company reported a 112% increase in revenues from $200.1 million to $423.8 million, an 82% increase in operating profit from $50.5 million to $92.1 million and a 79% increase in net income from $31.3 million to $56.2 million compared to the prior year period. The increases were due primarily to additional contributions by residential mortgage banking, commercial finance and commercial mortgage banking operations. Weighted average common shares outstanding increased 31% due primarily to the late 1996 conversion of the Company's convertible subordinated debentures, the late 1996 public offering of the Company's common stock and the March 1997 purchase of AMRESCO Commercial Lending Corporation ("ACLC") with the Company's common stock. Diluted earnings per share increased 44% from $1.06 to $1.53.

     Asset Management. Revenues for the year ended December 31, 1997 primarily consisted of $64.6 million in interest and other investment income, $24.9 million in asset management and resolution fees and $18.0 million of gains on sales of loans and investments. The $20.3 million increase in revenues from $88.8 million for 1996 to $109.1 million for the year ended December 31, 1997 was primarily comprised of a $16.7 million increase in gain on sale of loans and investments and a $13.8 million increase in interest and other investment income offset, in part, by a $9.3 million decrease in management and resolution fees. Gain on sale of loans and investments increased due primarily to the sales of asset-backed securities and sales of foreclosed real estate. Interest and other investment income increased due primarily to a significant increase in aggregate investments for the Company's own account since early 1996. Asset management and resolution fees decreased as a result of a shift in business away from primarily managing and investing in partnerships and joint ventures to investing in wholly-owned portfolios.

     Operating expenses for the year ended December 31, 1997 primarily consisted of $22.6 million in interest expense, $17.4 million in personnel cost, $16.7 million in other general and administrative expenses and a $4.5 million provision for investment and loan losses. The $16.1 million increase in expenses from $45.8 million for the prior year to $61.9 million for the year ended December 31, 1997 was due primarily to an $8.0 million increase in other general and administrative expenses primarily related to increased foreclosed real estate expenses, a $7.3 million increase in interest expense related to the financing of increased levels of investments from early 1996, and a $4.5 million provision on owned portfolios and special servicing receivables, offset, in part, by a $3.5 million decrease in personnel expenses resulting from a lower level of assets being managed.

     Commercial Mortgage Banking. Revenues for the year ended December 31, 1997 primarily consisted of $64.5 million in origination, underwriting and servicing revenues, $19.2 million in interest and other investment income and $13.9 million in income from equity affiliate. The $42.9 million increase in revenues from $54.6 million for the prior year period to $97.5 million for the year ended December 31, 1997 relates to an increase of $24.4 million in mortgage banking and servicing revenues due primarily to transaction volume of $7.8 billion during 1997 compared to $3.8 billion for 1996. Income from equity affiliate of $13.9 million for 1997 was due to income from AMRESCO Capital's 50% share in a joint venture which originated and securitized loans. Interest and other investment income increased $4.9 million due primarily to interest earned on loans held for sale and escrow deposits, both of which have increased significantly since early 1996.

     In 1997, the Company originated commercial real estate loans primarily through a joint venture in which the Company and a large investment-banking firm shared equally in the accumulation and securitization profits and risks. Effective December 19, 1997, the partnership between the Company and the investment-banking firm was revised. Any accumulation and securitization profit or loss from commercial real estate loans for which loan applications were received on or before November 13, 1997 (except for specified loans aggregating approximately $120.3 million) will be shared equally by the Company and the investment-banking firm. All profits and risks associated with commercial real estate loans originated after November 13, 1997, as well as the profits and risks relating to specified loans aggregating approximately $120.3 million for which loan applications were received prior to November 13, 1997, will be for the sole account of the Company. The investment-banking firm will continue to provide funding, distribution and related services to the Company pursuant to a separate agreement.

     Operating expenses for the year ended December 31, 1997 primarily consisted of $49.3 million in personnel expense, $12.4 million in other general and administrative expense and $3.2 million in interest expense. The $26.9 million increase in expenses from $40.1 million for the prior year to $67.0 million for the year ended December 31, 1997 was due primarily to an increase of $19.9 million in personnel expenses primarily related to commissions on increased originations and an increase of $4.5 million in other general and administrative expense due to expanded operations.

      Residential Mortgage Banking. Revenues for the year ended December 31, 1997 primarily consisted of $90.1 million in interest and other investment income and $69.6 million of gains on securitization and sale of residential mortgage loans and related securities. The $109.5 million increase in revenues from $56.9 million for the prior year period to $166.4 million for the year ended December 31, 1997 primarily related to increased levels of loan originations, acquisitions and securitizations and the acquisition by AMRESCO Residential Mortgage Corporation ("ARMC") of the assets and business of Quality Mortgage USA ("Quality"). The increase in revenues was primarily comprised of a $52.7 million increase in gain on the securitization and sale of residential mortgage loans and a $50.3 million increase in interest and other investment income.

     The increased gain on the securitization and sale of residential mortgage loans was due primarily to the securitization and sale of approximately $3.0 billion of residential mortgage loans during the year ended December 31, 1997, including approximately $142.0 million of residential mortgage loans securitized on a pre-fund basis in December 1996, as compared to gains on approximately $1.7 billion of loans securitized and sold in 1996. In addition to greater loan volumes, the increase in gain on securitization and sale was attributable in part to the inclusion of loans in the 1997 securitizations originated by ARMC, which had a lower basis than loans purchased from third parties and thus resulted in larger gains. Gains for 1997 were reduced by losses from futures contracts used for hedging activities.

     Interest and other investment income primarily consisted of interest earned on loans held for sale, which have increased significantly since early 1996, and retained interests in securitizations (including related hedging and mark-to-market activities). During 1997, the Company recognized a loss of $4.9 million from futures contracts used for hedging activities associated with its retained interests in securitizations offset, in part, by mark-to-market gains of $2.5 million on its retained interests in securitizations.

     Operating expenses for the year ended December 31, 1997 primarily consisted of $53.9 million in interest expense, $37.9 million in personnel expense, $17.3 million in other general and administrative expense and $7.6 million of provisions for investment and loan losses. Operating expenses increased by $89.2 million from $29.1 million for the prior year period to $118.2 million for the year ended December 31, 1997. This increase primarily consisted of $35.4 million in interest expense, $31.5 million in personnel expense, $13.5 million in other general and administrative expenses and $7.6 million in provisions for investment and loan losses. Interest expense primarily related to borrowings under warehouse loans payable which funded the origination, acquisition and warehousing of mortgage loans held for sale. Personnel and other general and administrative costs increased significantly from the prior year period due primarily to the increased operations of the residential business through ARMC. The provision for loan losses related primarily to delinquent loans the Company elected to repurchase from the securitization trustee in certain of the Company's securitizations.

     Commercial Finance. Revenues for the year ended December 31, 1997 primarily consisted of $30.4 million of interest and other investment income and $15.8 million of gain on securitization and sale of loans and investments. The $48.3 million increase in revenues from $2.9 million for the prior year period to $51.2 million for the year ended December 31, 1997 relates primarily to the acquisition of ACLC in March 1997 and increased lending activity. Interest and other investment income increased $27.6 million due primarily to interest earned on loans, securities retained in securitizations and escrow deposits, all of which have increased significantly since early 1996. The $15.8 million gain primarily relates to gain on securitization and sale of approximately $266.0 million of franchise loans in 1997 by ACLC.

     Operating expenses for the year ended December 31, 1997 primarily consisted of $13.2 million in interest expense, $8.2 million in personnel cost, $4.6 million of provision for loan losses and $4.2 million in other general and administrative expenses. The $28.1 million increase in expenses from $2.3 million for the prior year to $30.3 million for the year ended December 31, 1997 was due primarily to an increase of $12.3 million in interest expense related to the financing for increased levels of investments from 1996, $7.9 million in personnel expense related to expanded operations, $4.6 million of additional provision for loan losses and $3.1 million in other general and administrative expenses primarily related to expanded operations.

     Corporate, Other and Intercompany Eliminations. Operating losses for the year ended December 31, 1997 increased $19.1 million due primarily to increases in personnel costs and other overhead related to expanded operations. The rapid growth of the residential mortgage banking, commercial mortgage banking and commercial finance operations have necessitated the hiring of additional personnel and the related development of corporate infrastructure. The Company anticipates that the costs associated with the corporate function will continue to decrease as a percentage of revenues over time as the corporate support systems and infrastructure are able to support a greater base of revenue generating operations.

      Income Taxes. The Company must have future taxable income to realize recorded deferred tax assets. Certain of these benefits expire beginning in 2001 and are subject to annual utilization limitations. Management believes that recorded net deferred tax assets will be realized in the normal course of business. The increase in the 1997 effective tax rate to 39.0% from 37.9% in 1996 was due primarily to the amortization of the intangible asset recorded related to the ACLC acquisition, which is not deductible for tax purposes.

Year Ended December 31, 1996 Compared to Year Ended December  31,
1995

     The Company reported an 81% increase in revenues from $110.5 million to $200.1 million, a 67% increase in operating profit from $30.3 million to $50.5 million and a 68% increase in income from continuing operations from $18.7 million to $31.3 million compared to the prior year period. The increases were due primarily to growth in the residential and commercial mortgage banking operations. Weighted average common shares outstanding increased 13% due primarily to the issuance of 2.3 million shares of common stock in late 1995 and the issuance of 3.0 million shares of common stock in late 1996. Diluted earnings per share from continuing operations increased 41% over 1995 primarily due to a 68% increase in income from continuing operations offset by the increase in weighted average shares outstanding and equivalents used to compute diluted per share amounts.

      Asset Management. Revenues for the year ended December 31, 1996 primarily consisted of $50.8 million in interest and other investment income and $34.2 million in management and resolution fees. The $7.2 million increase from $81.6 million for 1995 to $88.8 million for 1996 primarily consisted of an increase of $13.9 million in interest and other investment income offset, in part, by a decrease of $6.3 million in asset management and resolution fees. The increase in interest and other investment income and the decrease in asset management and resolution fees relate to a shift from primarily managing and investing in partnerships and joint ventures to investing in wholly-owned portfolios.

      Operating expenses for the year ended December 31, 1996 consisted of $20.9 million in personnel expenses, $15.3 million in interest expense and $8.8 million in other general and administrative expenses. The $7.7 million increase from $38.1 million for the year ended December 31, 1995 to $45.8 million for the year ended December 31, 1996 was primarily comprised of increases of $3.7 million in interest expense and $3.1 million in other general and administrative expenses. Interest expense increased due primarily to the financing incurred on a $99.6 million increase in aggregate investments and other general and administrative costs increased due primarily to increased foreclosed real estate expenses.

      Commercial Mortgage Banking. Revenues for the year ended December 31, 1996 primarily consisted of $40.0 million in mortgage banking and servicing fees and $14.3 million in interest and other investment income. The $28.1 million increase in revenues from $26.6 million for the year ended December 31, 1995 to $54.6 million for the year ended December 31, 1996 relates primarily to increases of $15.6 million in mortgage banking and servicing fees and $12.2 million of interest and other investment income due primarily to the inclusion of the operations of the commercial loan servicing business acquired in October 1995 and to increases in the loan origination and servicing volumes of the Company's mortgage banking operations.

      Operating expenses for the year ended December 31, 1996 primarily consisted of $29.3 million in personnel expenses, $7.9 million in other general and administrative expenses and $2.3 million in interest expense. The $19.6 million increase in operating expenses from $20.6 million for 1995 to $40.1 million for the year ended December 31, 1996, was due primarily to an increase of $13.2 million in personnel expenses and a $4.2 million increase in other general and administrative expenses. The increase in expenses was primarily due to the inclusion of operations of the commercial loan servicing business acquired in October 1995 and the growth in commercial mortgage banking operations which were initiated in late 1994.

      Residential Mortgage Banking. The Company initiated the operation of the residential mortgage banking business in September 1995. Revenues for the year ended December 31, 1996 primarily consisted of $39.8 million of interest and other investment income and $16.9 million of gains on sales of loans and investments. The $16.9 million gain on sale of loans and investments resulted from securitizations and sales of approximately $1.7 billion of residential mortgage loans, which excludes $142.0 million which was pre-funded but the loans were not sold until 1997. Revenues for 1996 include $2.8 million in interest and other investment income and $2.4 million of gains on sales of loans and investments related to the acquisition of substantially all of the assets of Quality which were purchased by the Company effective October 25, 1996.

      Operating expenses for the year ended 1996 primarily consisted of $18.5 million in interest expense, $6.4 million in personnel expenses and $3.8 million in other general and administrative expenses. Interest expense primarily relates to borrowings under warehouse loans payable, which funded the origination, acquisition and holding of mortgage loans held for sale. Expenses for 1996 include $4.6 million in personnel costs, $2.8 million in other general and administrative expenses and $1.1 million in interest expense related to the operations acquired from Quality on October 25, 1996.

      Commercial Finance. The Company began operations of its commercial finance business in 1996. Revenues for the year ended December 31, 1996 primarily consisted of $2.8 million in interest and other investment income earned from providing high yield debt financing for businesses and projects that were unable to access traditional lending sources. Expenses primarily consisted of $1.0 million of other general and administrative expenses and $1.0 million of interest expense.

      Corporate, Other and Intercompany Eliminations. Operating loss increased $15.7 million from $19.8 million for the year ended December 31, 1995 to $35.5 million for the year ended December 31, 1996 due primarily to increases in personnel expenses and other overhead and interest expense related to expanded operations.

      Discontinued Operations. On June 16, 1995, the Company disposed of the operations of its data processing and home-banking subsidiary for a net gain of $2.4 million, or $0.10 per share.

Liquidity and Funding

     Liquidity is a measure of a company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investment and lending activities and for general business purposes. Cash for investing, originating and underwriting loans, acquiring loans for securitization, general operating expenses and business acquisitions is primarily obtained through cash flow from operations and credit facilities, including advances on the corporate and portfolio credit lines, mortgage warehouse lines, s,s, mortgage warehouse lines, s, mortgage warehouse lines, nonrecourse debt and other financings.

     The Company has significant ongoing liquidity needs to support its existing business and continued growth. The Company's liquidity is actively managed on a daily basis and the Company's financial status, including its liquidity, is reviewed periodically by the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of tmillion and $29.0 million at December 31, 1997 and 1996, respectively. Cash flows from operating activities plus principal cash collections on loans, asset portfolios and asset-backed securities totaled $196.9 million for the year ended December 31, 1997 compared to $56.6 million for 1996. The increase in cash flows from these activities resulted primarily from collections on asset portfolios and asset-backed securities. The following is a summary of certain cash flow data (dollars in thousands):

                                                           Year Ended
                                                          December 31,
                                                         1997      1996
Net cash used in operating activities                $(103,952) $ (50,376)
Net cash used in investing activities                 (347,170)  (223,804)
Net cash provided by financing activities              447,942    287,087
Other financial measures:
Cash flow from operations and collections on
loans, asset portfolios and asset-backed securities    196,904     56,646
  Cash provided by new capital and borrowings,
  net (excluding warehouse loans payable)              441,994    283,574
Cash used for purchase of asset portfolios and
asset-backed securities andoriginations of loans      (675,618)  (240,756)
Ratio of total debt to equity (1)                        5.2:1      2.3:1
Ratio of core debt to equity (2)                         2.1:1      1.1:1
EBITDA (3)                                             208,608     96,105
Interest coverage ratio (4)                                2.0x       2.6x

(1)  Excludes an investment line of credit for 1996.

(2) Excludes indebtedness under warehouse lines of credit and, for 1996, the investment line of credit.

(3) EBITDA is calculated as operating income before interest, income taxes, depreciation and amortization. The Company has included information concerning EBITDA because EBITDA is one measure of an issuer's historical ability to service its indebtedness. EBITDA should not be considered as an alternative to, or more meaningful than, net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

(4)   Interest coverage ratio means the ratio of earnings  before
  interest,   taxes,  depreciation  and  amortization   to   cash
  interest expense.

     The following table shows the components of the Company's capital structure, including certain short-term debt, as of December 31, 1997 and 1996 (dollars in millions):


                                    1997            1996
                                          % of            % of
                                Dollars   Total  Dollars Total
Shareholders' equity          $  408.5    16%    $301.5   30%
Senior notes                      57.5     2       57.5    6
Senior subordinated notes        250.0    10       57.5    6
Mortgage warehouse loans       1,268.6    51      354.6   36
Notes payable (excluding         531.6    21      225.9   22
Total                         $2,516.2   100%    $997.0  100%

     Total assets increased $1.6 billion to $2.6 billion at December 31, 1997 from $1.1 billion at December 31, 1996. This increase was due primarily to an increase in loans held for sale, retained interests in securitizations and an increase in loans and asset portfolios.

     On March 12, 1997, the Company issued $192.5 million aggregate principal amount of senior subordinated notes. The notes bear interest at 10% per annum and mature on March 15, 2004. The notes are unsecured obligations of the Company and are subordinated to prior payment of all existing and future senior debt and to indebtedness and other liabilities of the Company's subsidiaries. The notes are not redeemable prior to maturity.

     On May 30, 1997, the Revolving Loan Agreement was amended to provide a $350.0 million commitment under the revolving credit facility with a maturity date of May 31, 1999 and a $60.0 million commitment under the term facility, which matures May 31, 2001. Effective as of September 30, 1997, the Company amended the
Revolving Loan Agreement to, among other things, increase the borrowing limits provided for therein from $350.0 million to $550.0 million, of which up to $455.0 million was available pursuant to lender commitments at December 31, 1997. As of March 20, 1998, lender commitments under the Revolving Loan Agreement were $540.0 million. Assuming commitments were received for the full $550.0 million, the Revolving Loan Agreement would permit up to $490.0 million to be incurred pursuant to a revolving credit facility and $100.0 million to be incurred pursuant to a term facility, subject to a combined borrowing limit of $550.0 million. At December 31, 1997, the outstanding balance of the Revolving Loan Agreement was approximately $388.3 million, resulting in a borrowing capacity at that time of approximately $66.7 million.

      In February 1998, the Company completed a registered public offering of approximately 5.2 million shares of common stock including the underwriters' over-allotment option. The net proceeds from such offering aggregated approximately $147.8 million and were used to repay borrowings under the Company's Revolving Loan Agreement. The price to the public was $30.00 per share and the proceeds to the Company were $28.56 per share, after underwriting discounts. Additionally, in February and March 1998, the Company issued $290.0 million and $40.0 million, respectively, aggregate principal amount of senior subordinated notes. The net proceeds from the February 1998 offering aggregated approximately $281.7 million and were used to repay borrowings under the Company's Revolving Loan Agreement and other indebtedness and the net proceeds from the March 1998 offering aggregated approximately $39.0 million and were used for general corporate purposes. The February and March 1998 senior subordinated notes bear interest at 9.875% per annum and mature on March 15, 2005. The notes are unsecured obligations of the Company and are subordinated to prior payment of all existing and future senior debt and to indebtedness and other liabilities of the Company and its subsidiaries. The following table sets forth the components of the Company's capital structure, including certain short term debt, as of December 31, 1997 and the unaudited pro forma capital structure of the Company as of December 31, 1997 adjusted to give effect to the common stock and notes offerings, and the use of proceeds therefrom, completed in February and March 1998 (dollars in millions):

                                   Actual         Pro forma
                                         % of           % of
                                Dollars Total  Dollars Total
Shareholders' equity          $  408.5   16%  $  556.3  21%
Senior notes                      57.5    2       57.5   2
Senior subordinated notes        250.0   10      580.2  22
Mortgage warehouse loans       1,268.6   51    1,216.7  46
Notes payable                    531.6   21      253.9   9
Total                         $2,516.2  100%  $2,664.6 100%

  Following the consummation of these common stock and notes offerings, management anticipates that the Company's borrowing capacity under the Revolving Loan Agreement, other credit facilities and funds from operations will be sufficient to fund the Company's operations through mid-1999.

Securitization Practices

     The Company has utilized warehouse lines of credit and securitizations to fund the growth of its residential mortgage banking, commercial real estate lending and franchise finance operations. The Company believes that the ability to accumulate loans under warehouse lines of credit and to repay the loans with the proceeds of a subsequent securitization of the loans has permitted the Company to deploy its capital resources across a broader revenue generating base than would have been possible using traditional corporate debt financing techniques. In addition, the gain recognized on the securitization of loans and the interest income derived from securities retained by the Company from securitizations provide an important source of revenue. In determining the amount of gain on sale from securitizations and the value of retained securities, the Company employs discount rates and assumes prepayment rates and a loss experience that it believes are reasonable and prudent. The Company periodically evaluates the assumptions used and makes any adjustments to assumed prepayment rates, default rates and discount rates that may be necessary or appropriate given the market conditions at that time or other appropriate factors.

     The Company views prepayment rates in the residential markets as less predictable than in other markets, such as the commercial real estate lending and franchise finance markets where prepayment penalties tend to discourage prepayments. It has been the Company's practice to employ conservative assumptions with respect to prepayment and loss rates for its residential mortgage loan securitizations. For its residential mortgage loan securitizations for the years ended December 31, 1997 and 1996, the Company has initially valued its retained interest using a discount rate of 20% and has assumed prepayment methodologies which reflect over the life constant prepayment rates ranging from 19% to 30% and blended annualized loss rates ranging from 0.50% to 0.625% with variations within the ranges primarily depending upon mix of loan types.

     The Company has also used a 20% discount rate in its franchise loan securitizations in 1997. However, the Company has assumed no prepayments or losses with respect to loans in these securitized portfolios. ACLC structures its franchise loans with limited cross guarantees between borrowers such that the borrowers within a defined pool of loans absorb the first 5% of net losses. At the present time, the Company considers it unlikely that net losses on franchise loan portfolios will exceed 5%. ACLC and its predecessors have experienced no losses on franchise loans since their inception in 1993. Accordingly, losses are assumed to be zero. The "no prepayments" assumption is based on ACLC's historical prepayment experience and the significant prepayment penalties applicable to the franchise loans which compensate the Company for much of any lost earnings from prepayments.

Other Matters

     On March 31, 1997, the Company purchased the stock of Commercial Lending Corporation and the operations and specific assets of certain affiliates and renamed the business AMRESCO Commercial Lending Corporation. ACLC's primary line of business is originating, securitizing, selling and servicing franchise loans. The purchase price consisted of (i) approximately 2.1 million shares of the Company's Common Stock valued at $34.3 million (including 0.2 million additional shares issued in July 1997 valued at $3.3 million pursuant to the original acquisition terms), (ii) the assumption of certain liabilities and (iii) contingent earnout payments of additional shares of the Company's Common Stock based upon the operating performance of the acquired entities through March 31, 2000. The acquisition of ACLC was recorded as a purchase acquisition.

     On January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered. Retained interests in assets sold are measured by allocating the previous carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. The adoption of SFAS No. 125 did not have a material impact on the Company's financial position or results of operations.

     On December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share ("EPS"). Prior year amounts have been restated for the new EPS presentation. On December 31, 1997, the Company also adopted SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure.

      In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was also issued in June 1997, establishes standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company anticipates that its segments to be disclosed in 1998 will be asset management, commercial mortgage banking, residential mortgage banking, commercial finance and corporate. In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued which is effective for fiscal years beginning after December 31, 1997. The Company adopted these standards for disclosure effective January 1, 1998.

Year 2000

     Substantially all of the systems used by the Company, as well as vendor and business partner systems, are expected to be year 2000 compliant by January 1, 1999. Although the Company expects all of its systems to be year 2000 compliant by January 1, 1999, there can be no assurance that all vendor and business partner systems will be year 2000 compliant. The Company's cost to comply with the year 2000 initiative is not expected to be significant.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

        Not applicable.

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

Exhibit
Number  Description of Exhibit

  3.(a) Restated Certificate of Incorporation. (1)
    (b) Amended and Restated Bylaws effective as of February 25, 1997 filed as exhibit 3 (b) to Registrant's Form 10-K for the fiscal year ended December 31, 1996, which is incorporated herein by reference.
  4.(a) See Exhibits 3(a) and (b).
    (b) Indenture,  dated  as  of January 15,  1996,  between  the
        Registrant and Bank One, Columbus, N.A., as trustee, filed as Exhibit 4.1 to the Registrant's Form 8-K dated February 2, 1996, which exhibit is incorporated herein by reference.
    (c) Indenture, dated as of March 1, 1997, between the Company and Bank One, Columbus, N.A., as trustee, filed as
        Exhibit 4.1 to the Registrant's Form 8-K dated March 12, 1997, which exhibit is incorporated herein by reference.
    (d) Officers' Certificate and Company Order dated as of March 12, 1997, establishing the terms of the Company's Senior Subordinated Notes, Series 1997-A due 2004, filed as
        Exhibit 4.2 to the Registrant's Form 8-K dated March 12, 1997, which exhibit is incorporated herein by reference.
    (e) Officers' Certificate and Company Order dated as of February 23, 1998, establishing the terms of the
        Company's  Senior  Subordinated Notes, Series  1998-A  due
        2005. (1)
    (f) Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3 (No. 33-63683), which exhibit is incorporated herein by reference.
 10.(a) Form of Indemnification Agreement together with a list  of all officers and directors who have signed such agreement, filed as Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1987, which exhibit is incorporated herein by reference.
    (b) Form of Indemnification Agreement dated as of August 24, 1993, together with a list of all officers and directors who have signed such agreement, filed as Exhibit 10(g) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 31, 1993, which exhibit is incorporated herein by reference.
    (c) Fifth Amended and Restated Incentive Stock Option Plan dated as of November 20, 1990, filed as Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, which exhibit is incorporated herein by references.(2)
    (d) Fourth Amended and Restated Stock Option Plan dated as of November 20, 1991, filed as Exhibit 10(i) to the Registrants Annual Report on Form 10-K for the year ended December 31, 1991, which exhibit is incorporated herein by reference.(2)
    (e) Stock Option Agreement, dated as of April 17, 1990, between the Registrant and Bruce W. Schnitzer, and Termination of Warrant between Mr. Schnitzer and the Registrant, filed as Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990, which exhibit is incorporated herein by reference.(2)
    (f) Promissory Note dated October 31, 1990 issued by James P. Cotton, Jr. to the Registrant, filed as Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990, which exhibit is incorporated herein by reference.
    (g) Promissory Note dated October 31, 1990 issued by Gerald E. Eickhoff to the Registrant, filed as
        Exhibit 10(w) to the Registrant's Annual Report Form 10-K for the year ended October 31, 1990, which exhibit is incorporated herein by reference.
    (h) Registrant's 1993 Key Individual Stock Option Plan filed as Exhibit 10(z) to the Registration Statement of Registrant on Form S-4 under the Securities Act of 1993 (File No. 33-72732), which exhibit is incorporated herein by reference.(2)
    (i) Indemnification Agreement, dated March 30, 1993, between AMRESCO Holdings, Inc. and Richard L. Cravey, filed as
        Exhibit 10(ab) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, which exhibit is incorporated herein by reference.
    (j) Indemnification Agreement, dated March 30, 1993, between AMRESCO Holdings, and William S. Green, filed as
        Exhibit 10(ac) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, which exhibit is incorporated herein by reference.
    (k) The Registrant's Retirement Savings and Profit Sharing Plan and Trust filed as Exhibit 10(ag) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, which exhibit is incorporated herein by reference.(2)
    (l) The Registrant's Retention Bonus Plan, as amended, filed as Exhibit 10(ah) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and as
        Exhibit 10(y) to the Registration Statement of the Registrant on Form S-4 under the Securities Act of 1993 (File No. 33-72321), which exhibits are incorporated herein by reference.(2)
    (m) The    Registrant's   Severance   Pay   Plan   filed    as
        Exhibit 10(ai) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, which exhibit is incorporated herein by reference.(2)
    (n) The   Registrant's  Thrift  Restoration  Plan   filed   as
        Exhibit 10(ak) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, which exhibit is incorporated herein by reference.(2)
    (o) Employment Agreement, dated as of May 31, 1994, between Registrant and Robert H. Lutz, Jr., filed as
        Exhibit 10(y) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, which exhibit is incorporated herein by reference.(2)
    (p) Amendment to Stock Option Agreement, dated as of April 1, 1995, between the Registrant and Bruce W. Schnitzer filed as Exhibit 10(an) to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, which exhibit is incorporated herein by reference. (2)
    (q) Office Lease, dated as of February 9, 1996, between K-P Plaza Limited Partnership and the Registrant filed as
        Exhibit 10(ao) to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, which exhibit is incorporated herein by reference.
    (r) First Amendment to Office Lease dated July 17, 1996. (1)
    (s) Second  Amendment to Lease Agreement dated May  27,  1997.
        (1)
    (t) Third  Amendment  to Lease Agreement dated  September  22,
        1997. (1)
    (u) Lease Expansion and Fourth Amendment to Lease Agreement dated January 6, 1998. (1)
    (v) Third Amended and Restated Loan Agreement dated as of September 30, 1997 by and among AMRESCO, INC. and certain of its subsidiaries and NationsBank of Texas, N.A., as Agent, Bank One, Texas N.A., as Co-Agent and NationsBank of Texas N.A. and certain other designated entities, as lenders. (1)
    (w) Form of Severance Agreement, dated as of May 29, 1996, with Robert H Lutz, Jr., Robert L. Adair, Barry L.
        Edwards,  L.  Keith  Blackwell,  Ronald  B.  Kirkland  and
        Ronald Castleman filed as exhibit 10.(x) to the registrants Form 10-K for the fiscal year ended December 31, 1996, which is incorporated herein by reference. (2)
    (x) Form  of  Letter  Agreement, dated as of March  20,  1997, with Harold E. Holliday, Jr. and Scott J. Reading filed as exhibit 10.(y) to the registrants Form 10-K for the fiscal year ended December 31, 1996, which is incorporated herein by reference. (2)
    (y) Incentive Compensation Program, dated August 15, 1996, for certain employees of AMRESCO Residential Credit Corporation filed as exhibit 10.(z) to the registrants Form 10-K for the fiscal year ended December 31, 1996, which is incorporated herein by reference. (2)
    (z) AMRESCO Deferred Compensation Program, dated as of January 1, 1996 filed as exhibit 10.(aa) to the registrants Form 10-K for the fiscal year ended December 31, 1996, which is incorporated herein by reference. (2)
   (aa) Amendment No. 1 to AMRESCO Deferred Compensation Program, dated December 31, 1996 filed as exhibit 10.(ab) to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, which is incorporated herein by reference. (2)
   (ab) AMRESCO, INC. 1997 Stock Option Plan filed as exhibit 10.(ac) to the registrants Form 10-K for the fiscal year ended December 31, 1996, which is incorporated herein by reference. (2)
   (ac) AMRESCO, INC. 1995 Stock Option and Award Plan, as amended and restated. (1) (2)
    11. Statement re: Computation of Per Share Earnings. (1)
    21. Subsidiaries of the Registrant. (1)
    23. Consent   of  Independent  Auditors-Deloitte  and   Touche
        LLP (1)
 27.(a) Financial Data Schedule- Fiscal year end 1997. (1)
    (b) Financial Data Schedule - Fiscal year ends 1995, 1996, and Quarters 1, 2 and 3 of 1996. (1)
    (c) Financial  Data Schedule - Quarters 1, 2, and 3  of  1997.
        (1)

(1)  Filed herewith.

(2) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to
     Item 14(c) of this Report.

Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of fiscal year 1997.

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1998.

                              AMRESCO, INC.

                              By:  /s/ L.  Keith Blackwell
                                       L.  Keith Blackwell
                               Vice President, General Counsel
                                       and Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 27th day of March, 1998:

           Signature                     Title
      ROBERT H. LUTZ, JR.     Chairman of the Board and
      Robert H. Lutz, Jr.     Chief Executive Officer
      ROBERT L. ADAIR III     Director, President and
      Robert L. Adair III     Chief Operating Officer
       BARRY L. EDWARDS       Executive Vice President and Chief Financial
        Barry L Edwards       Officer (Principle Financial Officer)
      JAMES P. COTTON, JR     Director
      James P. Cotton, Jr.
       RICHARD L. CRAVEY      Director
       Richard L. Cravey
      GERALD E. EICKHOFF      Director
       Gerald E. Eickhoff
      EDWIN A. WAHLEN, JR     Director
      Edwin A. Wahlen, Jr.
       AMY J. JORGENSEN       Director
        Amy J. Jorgensen
      BRUCE W. SCHNITZER      Director
       Bruce W. Schnitzer
       SIDNEY E. HARRIS       Director
        Sidney E. Harris
        RON B. KIRKLAND       Vice President and Chief Accounting Officer
        Ron B. Kirkland       (Principle Accounting Officer)


                  INDEX TO FINANCIAL STATEMENTS


                                                                  Page
 I.                                                              Financial
 Statements of AMRESCO, INC. and Subsidiaries

 Consolidated Balance Sheets, December 31, 1997 and 1996          F-2
 Consolidated Statements of Income for the Years Ended December   F-3
 31, 1997, 1996 and 1995
 Consolidated Statements of Shareholder's Equity for the Years    F-4
 Ended December 31, 1997, 1996 and 1995
 Consolidated Statements of Cash Flows for the Years Ended        F-5
 December 31, 1997, 1996 and 1995
 Notes to Consolidated Financial Statements                       F-6
 Independent Auditor's Report                                     F-24

                 AMRESCO, INC.  AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                   December 31, 1997 and 1996
            (In thousands, except for share amounts)

                                                         1997    1996
                        ASSETS
Cash and cash equivalents                               $  25,866  $  29,046
Temporary investments                                                 34,190
Loans held for sale, net                                1,330,337    376,029
Loans and asset portfolios, net                           648,694    293,248
Retained interests in securitizations - trading (at       294,062    130,328
fair value)
Asset-backed securities - available for sale (at fair     107,677     55,678
value)
Accounts receivable, net of reserves of $455 and           19,183     12,243
$1,611, respectively
Deferred income taxes                                      28,324     13,285
Premises and equipment, net of accumulated                 10,147     18,228
depreciation of $10,641 and $5,285, respectively
Intangible assets, net of accumulated amortization of 113,841 87,219 $20,038 and $11,110, respectively
Other assets                                               55,717     26,447

TOTAL ASSETS                                           $2,633,848 $1,075,941

         LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
 Accounts payable                                       $   22,821 $  15,988
 Accrued employee compensation and benefits                 33,609    14,521
 Notes payable                                             531,573   260,092
 Warehouse loans payable                                 1,268,665   354,562
 Senior notes                                               57,500    57,500
 Senior subordinated notes                                 250,000    57,500
 Income taxes payable                                       19,185     3,742
 Other liabilities                                          41,995    10,521

   TOTAL LIABILITIES                                     2,225,348   774,426

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
  Common stock, $0.05 par value, authorized 150,000,000
shares; 36,543,210 and 33,796,145 shares issued,            1,827      1,690
respectively
 Capital in excess of par                                 257,941    213,843
 Reductions for employee stock                             (2,713)    (1,129)
 Treasury stock, $0.05 par value, 24,339 shares in           (160)      (160)
1997 and 1996
 Net unrealized gains (losses)                              8,359        249
 Retained earnings                                        143,246     87,022

   TOTAL SHAREHOLDERS' EQUITY                             408,500    301,515

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $2,633,848 $1,075,941

         See notes to consolidated financial statements.

                 AMRESCO, INC.  AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
      For the Years Ended December 31, 1997, 1996 and 1995
              (In thousands, except per share data)



                                                1997     1996    1995
REVENUES:
 Interest and other investment income         $203,647  $103,639 $ 40,105
 Gain on sale of loans and investments, net    103,385    18,394    1,382
 Mortgage banking and servicing fees            75,250    40,697   24,382
 Asset management and resolution fees           24,948    34,300   41,295
 Income from equity affiliate                   13,930
 Other revenues                                  2,595     3,037    3,322

   Total revenues                              423,755   200,067  110,486

EXPENSES:
 Personnel                                     146,018    78,864   52,852
 Interest                                      102,063    36,763    6,921
 Other general and administrative               51,365    21,903   16,121
 Provisions for loan and asset portfolio        17,764     3,195
   losses
 Depreciation and amortization                  14,448     8,876    4,334

   Total expenses                              331,658   149,601   80,228

Income from continuing operations before        92,097    50,466   30,258
Income tax expense                              35,873    19,134   11,593

INCOME FROM CONTINUING OPERATIONS               56,224    31,332   18,665
Gain from discontinued operations, net of                           2,425
income taxes (Note 14)

NET INCOME                                    $ 56,224  $ 31,332 $ 21,090

Earnings per share from continuing
operations:
 Basic                                           $1.58     $1.15    $0.77
 Diluted                                          1.53      1.06     0.75
Earnings per share:
 Basic                                           $1.58     $1.15    $0.87
 Diluted                                          1.53      1.06     0.85

Weighted average number of common shares        35,610    27,232   24,173
outstanding - basic

         See notes to consolidated financial statements.

                 AMRESCO, INC.  AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      For the Years Ended December 31, 1997, 1996 and 1995
                (In thousands, except share data)

                      Common Stock
                      $0.05 par value
                                                    Reduction              Net
                        Number          Capital in    for               Unrealized             Total
                         of             Excess of   Employee   Treasury   Gains    Retained  Shareholders
                        Shares    Amount    Par        Stock     Stock   (Losses)  Earnings    Equity
JANUARY 1, 1995       23,592,647  $1,180  $ 74,691   $  (429)            $  (62)  $ 38,206   $113,586

Common stock offering  2,300,000     115    24,995                                             25,110
Exercise of stock
options (including       434,480      22     3,211                                              3,233
tax benefit)
Issuance of common
stock for unearned
stock compensation       250,202      12    2,385   (2,397)
Issuance of common       112,002       5      772                                                 777
stock for earnout
Dividends paid ($0.15                                                               (3,606)    (3,606)
per share)
Other                                                  588     $(160)       176                   604
Net income                                                                           21,090    21,090

DECEMBER 31, 1995     26,689,331   1,334  106,054   (2,238)     (160)       114      55,690   160,794

Common stock offering  2,992,148     150   60,740                                              60,890
Debt conversion to     3,600,000     180   42,879                                              43,059
common stock
Exercise of stock
options (including      466,760       23    3,475                                               3,498
tax benefit)
Issuance of common       57,186        3      774                                                 777
stock for earnout
Amortization of                                      1,015                                      1,015
unearned stock
compensation
Other                   (9,280)               (79)      94                  135                   150
Net income                                                                           31,332    31,332

DECEMBER 31, 1996   33,796,145     1,690  213,843   (1,129)     (160)       249      87,022   301,515

Issuance of common   2,094,944       105   34,203                                              34,308
stock for acquisition
Exercise of stock
options (including     441,915        21    5,927                                               5,948
tax benefit)
Issuance of common
stock for unearned     169,084         9    3,335  (3,344)
stock compensation
Issuance of common      43,622         2      775                                                 777
stock for earnout
Amortization of                                     1,718                                       1,718
unearned stock
compensation
Unrealized gain on
investments available                                                        8,145              8,145
for sale, net
Other                  (2,500)               (142)     42                      (35)              (135)
Net income                                                                            56,224   56,224

DECEMBER 31, 1997  36,543,210    $1,827  $257,941 $(2,713)   $(160)         $8,359  $143,246 $408,500

             See notes to consolidated financial statements.
                   AMRESCO, INC.  AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Years Ended December 31, 1997, 1996 and 1995
                            (In thousands)

                                                     1997      1996    1995
OPERATING ACTIVITIES:
 Net income                                       $ 56,224  $ 31,332 $ 21,090
 Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Gain on sale of loans and investments           (103,385)  (18,394)  (1,382)
  Depreciation and amortization                     14,448     8,876    4,334
  Accretion of interest income                     (35,233)  (13,063)
  Gain on sale of discontinued operations                              (2,425)
  Provisions for loan and asset portfolio losses    17,764     3,195
  Deferred tax provision (benefit)                 (15,039)   (1,101)   5,023
  Other                                               (548)    1,015      346
   Increase (decrease) in cash for changes in
(exclusive of assets and liabilities acquired in
business combinations):
   Accounts receivable, net                         (6,833)    6,369    4,757
   Loans held for sale, net                     (1,026,535) (234,325)(160,843)
   Retained interests in securitizations           105,607    46,739
   Other assets                                    (11,298)   (6,441)  (2,608)
   Accounts payable and accrued compensation and    10,595     1,393   (2,272)
      benefits
   Warehouse loans payable                         826,812   116,962  153,158
   Income taxes payable                             15,443       845       61
   Other liabilities                                48,026     6,222  (11,577)

    Net cash provided by (used in) operating      (103,952)  (50,376)   7,662
        activities

INVESTING ACTIVITIES:
 Sale (purchase) of temporary investments, net      34,190   (12,248) (21,942)
 Origination of loans and purchase of asset       (599,937) (218,879)(166,180)
 Collections on loans and asset portfolios         240,552   106,785   57,208
 Purchase of asset-backed securities available     (75,681)  (21,877) (43,516)
for sale
 Proceeds from sale of and collections on asset-    60,304       237   13,067
backed securities available for sale
 Purchase of interests in securitizations                             (12,149)
 Cash used for purchase of subsidiaries             (2,176)  (57,437) (22,323)
 Investment in and advances to joint venture       (25,065)  (13,905)
 Distribution from joint venture                    17,789
 Proceeds from sales of subsidiaries                                    6,250
 Proceeds from sale of premises                     15,813

 Purchase of premises and equipment                (12,959)   (6,480)  (2,384)

     Net cash used in investing activities        (347,170) (223,804)(191,969)

FINANCING ACTIVITIES:
 Net proceeds from notes payable and other debt  1,083,291 1,108,720  565,311
 Repayment of notes payable and other debt        (827,443) (886,036)(408,974)
 Payment of dividends                                                  (4,785)
 Proceeds from issuance of senior subordinated     186,146
notes
 Proceeds from common stock offerings                         60,890   25,110
 Stock options exercised and tax benefits from       5,948     3,498    3,233
employee stock compensation
 Other                                                            15      105

  Net cash provided by financing activities        447,942   287,087  180,000

Net increase (decrease) in cash and cash            (3,180)   12,907   (4,307)
equivalents
Cash and cash equivalents, beginning of year        29,046    16,139   20,446

Cash and cash equivalents, end of year            $ 25,866  $ 29,046 $ 16,139

SUPPLEMENTAL DISCLOSURES:
 Interest paid                                    $ 92,965  $ 35,667   $5,494
 Income taxes paid                                  35,826    18,289    4,813
 Exchange of loans held for sale for retained      149,706   105,612
interests in securitizations
 Common stock issued for purchase of                35,085       777      777
subsidiaries and earnouts
 Common stock issued for unearned stock              3,344              2,397
compensation
 Conversion of convertible debt to common stock               45,000

 Accrued earnout payment for purchase of                       3,883    3,883
   mortgage banking subsidiary

         See notes to consolidated financial statements.

                 AMRESCO, INC.  AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

      AMRESCO, INC. (the "Company") is engaged primarily in the business of real estate lending, commercial finance and the acquisition, resolution and servicing of nonperforming and underperforming commercial loans. The Company's business may be affected by many factors, including real estate and other asset values, the level of and fluctuations in interest rates, changes in the securitization market and competition. In addition, the Company's operations require continued access to short and long term sources of financing.

      Principles  of  Consolidation.  The consolidated  financial statements  include the accounts of the Company and its  majority
owned   subsidiaries.   Significant  intercompany  accounts   and
transactions have been eliminated in consolidation.

      Interest Income. The Company's interest income consists of interest earned on loans and asset portfolios and accrued earnings on securities purchased or retained from securitization trusts. Interest income on loans and retained interests in securitizations is recorded as earned. Interest income represents the interest earned on the loans during the warehousing period (the period prior to their securitization), as well as loans held on the balance sheet on a long-term basis, and the recognition of interest income on the securities retained after securitization. Interest income is recognized using the effective yield method and includes accretion of discounts and amortization of premiums.

     Gain on Sale of Loans and Investments. The Company computes a gain or loss on the sale and securitization of loans and investments based on the fair value of proceeds received over the allocated basis of the assets sold based upon their relative fair values at the date of sale. Retained interests in assets sold are initially recorded at their allocated basis and are classified as trading securities which are carried at estimated fair market value.

      Mortgage Banking and Servicing Fees. Loan placement fees, commitment fees, loan servicing fees and real estate brokerage commissions are recognized as earned. Placement and servicing expenses are charged to expense as incurred.

      Asset Management and Resolution Fees. Asset management and resolution fees from management contracts are based on the amount of assets under management and the net proceeds from the resolution of such assets, respectively, and are recognized as earned. Expenses incurred in managing and administering the assets subject to management contracts are charged to expense as incurred. The Company provides asset management and resolution services primarily for private investors. Generally, the contracts provide for the payment of a fixed management fee which is reduced proportionately as managed assets decrease, a resolution fee using specified percentage rates based on net cash collections and an incentive fee for resolution of certain assets. Asset management and resolution contracts are of a finite duration, typically three to five years. Unless new assets are added to these contracts during their terms, the amount of total assets under management decreases over the terms of these contracts. In December 1995, the Company received a $4.0 million final settlement from the Resolution Trust Corporation for certain contracts, all of which expired in 1994.

      Income from Equity Affiliate. Income from equity affiliate represents the Company's proportionate share of the operating results of the Company's investment in a joint venture accounted for on the equity method.

      Cash and Cash Equivalents. Cash and cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

      Temporary Investments. Temporary investments consist of short-term investments such as Treasury bills, federal agency securities and commercial paper with a maturity of three months or less when purchased and are carried at amortized cost, which approximates fair value. All temporary investments were pledged as collateral under an investment loan agreement (see Note 7).

      Accounts Receivable. Receivables are recorded as the related revenues are earned according to the respective management contracts. The Company's exposure to credit loss in the event that payment is not received for revenue recognized equals the balance of accounts receivable on the balance sheet.

      Loans Held for Sale, net. Loans held for sale are carried at the lower of cost or market, net of deferred loan origination fees and associated direct costs and an allowance for loan loss. Loan origination fees and associated direct costs are deferred and recognized upon sale. Market value is determined based upon the estimated fair value of similar loans for the month of expected delivery.

      Loans and Asset Portfolios, net. Loans are stated at face value, net of deferred loan origination fees and associated direct costs and net of an allowance for loan losses. Loan origination fees and incremental direct costs are deferred and recognized over the life of the loan as an adjustment to yield, using the interest method. Asset portfolios consist of pools of loans or real estate acquired at significant discounts to face value. The Company classifies its asset portfolios as loan portfolios, partnerships and joint ventures and real estate. The original cost of an asset portfolio is allocated to individual assets within that portfolio based on their relative fair value to the total purchase price. The difference between gross estimated cash flows from loans and its cost is accrued using the level yield method. The Company accounts for its investments in partnerships and joint ventures using the equity method which generally results in the pass-through of the Company's pro rata share of earnings as if the Company had a direct investment in the underlying assets. Loan portfolios, partnerships and joint ventures, and real estate are carried at the lower of cost or estimated fair value.

     Allowances for Loan and Asset Portfolio Losses. The Company provides for estimated loan and asset portfolio losses by establishing allowances for losses through a charge to earnings. Actual losses reduce, and subsequent recoveries increase, each allowance. Management's periodic evaluation of each allowance for estimated losses is based upon an analysis of the portfolio, historical loss experience, economic conditions and trends, collateral values and other relevant factors.

     Asset-Backed Securities. The Company's investments in asset-backed securities are classified as available for sale and are carried at estimated fair value determined by quoted market rates when available, otherwise by discounting estimated cash flows at current market rates. Any unrealized gains or losses on asset-backed securities are excluded from earnings and reported as a separate component of shareholders' equity, net of tax effects. Any impairment, other than temporary, in the value of a security will be included in earnings.

      Retained Interests in Securitizations. Retained interests in securitizations are classified as trading and are carried at estimated fair market value. The carrying value of the retained interests in securitizations is analyzed by the Company on a disaggregated basis to determine whether historical prepayment and loss experience, economic conditions and trends, collateral values and other relevant factors have had an impact on the carrying value. Changes in market value are included in earnings. Cash flows for retained interests in securitizations are generally subordinated to other security holders in a securitization trust. The retained interests in securitizations are valued at the discounted present value of the cash flows expected to be realized over the anticipated average life of the assets sold after estimated future credit losses, estimated prepayments and normal servicing and other related fees. The discounted present value of such retained interests is computed using management's assumptions of market discount rates, prepayment rates, default rates, credit losses and other costs (see Note 5).

      Premises and Equipment. Premises and equipment, primarily building and improvements, are stated at cost less accumulated depreciation. The related assets are depreciated using the straight-line method over their estimated service lives, which range from one to fifteen years. Improvements to leased property are amortized over the life of the lease or the life of the improvement, whichever is shorter.

      Intangible Assets. Intangible assets represent the excess of purchase price over the fair market value of tangible net assets acquired in connection with the purchases of other businesses. These intangible assets, principally goodwill, servicing rights and contracts acquired, are amortized using the straight-line method over periods ranging from one to twenty-two years. The Company periodically assesses the recoverability of intangible assets and estimates the remaining useful life by reviewing projected results of acquired operations, servicing rights and contracts.

      Income Taxes. The Company and its subsidiaries file consolidated tax returns. Deferred income taxes are recorded for temporary differences between the bases of assets and liabilities as recognized by tax laws and their carrying value as reported in the financial statements.

      Earnings per Share. Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income available to common shareholders plus the after tax amount of interest recognized in the period associated with any convertible debt by the weighted-average number of common shares outstanding including the number of additional common shares that would have been outstanding if any dilutive potential common shares had been issued during the period.

      Foreign Currency Translation. Assets and liabilities of foreign subsidiaries are translated into United States dollars at the prevailing exchange rate on the balance sheet date. Revenue and expense accounts for these subsidiaries are translated using the weighted-average exchange rate during the period. These translation methods give rise to cumulative foreign currency translation adjustments, which are reported as a component of shareholders' equity.

      Derivative Financial Instruments. Derivative financial instruments are utilized by the Company to reduce interest rate risk. Derivative financial instruments include interest rate swaps and caps and futures and forward contracts. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. Gains and losses resulting from the termination of derivative financial instruments are recognized over the shorter of the remaining original contract lives of the derivative financial instruments or the lives of the related hedged positions or, if the hedged positions are sold, are recognized in the current period as gain or loss on sale (see
Note 13).

     New Accounting Standards. In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered. Retained interests in assets sold are measured by allocating the previous carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. The adoption of SFAS No. 125 did not have a significant impact upon the Company's financial condition or results of operations.

      On December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which established new standards for computing and presenting earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Primary EPS included common stock equivalents while basic EPS excludes them. This change simplifies the computation of EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Prior year amounts have been restated to reflect the new method of calculation.

      In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was also issued in June 1997, establishes standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company anticipates that its segments to be disclosed in 1998 will be asset management, commercial mortgage banking, residential mortgage banking, commercial finance and corporate. In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued which is effective for fiscal years beginning after December 31, 1997. The Company adopted these standards for disclosure effective January 1, 1998.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses. Significant estimates include the valuation of retained interests in securitizations, asset-backed securities and the allowances for loan and asset portfolio losses. Actual results may differ from such estimates.

      Reclassifications.  Certain reclassifications of prior year
amounts   have   been  made  to  conform  to  the  current   year
presentation.

2.   Acquisitions

     All of the Company's acquisitions have been accounted for as purchases. Operations of acquired companies are included with those of the Company after the acquisition date. Goodwill related to the following acquisitions is amortized using the straight line method over 15 years.

      On March 31, 1997, the Company purchased the stock of Commercial Lending Corporation and the operations and specific assets of certain of its affiliates ("CLC"). CLC's primary line of business is originating, securitizing, selling and servicing franchise loans. The purchase price consisted of approximately
2.1 million shares of the Company's common stock valued at $34.3 million, the assumption of certain liabilities and contingent earnout payments of additional shares of the Company's common stock based upon a percentage of adjusted net income of the acquired entities through March 31, 2000. Approximately 300,000 shares of the Company's common stock are issuable in 1998 based on 1997 results. The purchase price, which was based upon preliminary estimates and is subject to adjustment, was allocated as follows (in thousands):

              Cash and cash equivalents      $  930
              Accounts receivable             1,345
              Loans held for sale            86,600
              Retained interests in           7,848
              securitizations
              Deferred income taxes             705
              Intangible assets - goodwill   41,023
              Other assets                    1,403
              Accounts payable and accrued     (296)
              liabilities
              Warehouse loans payable       (87,291)
              Notes payable                 (15,633)
              Other liabilities              (2,326)
               Net assets acquired          $34,308

     The following pro forma financial information for the twelve months ended December 31, 1997 and 1996 is presented as if the CLC acquisition occurred at the beginning of the periods presented and is not necessarily indicative of the results of operations that would have occurred if CLC would have been purchased on these dates or of results that may occur in the future (in thousands, except per share data):

                                           Year Ended
                                          December 31,
                                         1997        1996
              Total revenues           $425,913    $205,621
              Net income                 55,513      30,561

              Earnings per share:
              Basic                       $1.54       $1.04
              Diluted                      1.49        0.97

     On October 25, 1996, the Company purchased substantially all of the operating assets of Quality Mortgage USA, Inc. ("Quality") for $65.0 million in cash and the assumption of warehouse indebtedness and certain other liabilities. Quality was an originator of non-conforming residential mortgages. The purchase price was allocated as follows (in thousands):

        Cash and cash equivalents                      $10,667
        Retained interests in securitizations           29,628
        Loans held for sale                             86,371
        Intangible assets - goodwill                    38,651
        Premises and equipment                           9,028
        Accounts payable and accrued liabilities        (4,591)
        Warehouse loans payable                        (84,442)
        Notes payable                                  (20,312)
           Net assets acquired                         $65,000

      On October 27, 1995, the Company completed the acquisition of the third-party securitized, commercial mortgage loan Master Servicer and Special Servicer operating assets of EQ Services, Inc. and Equitable Real Estate Investment Management, Inc. for cash of $16.9 million, primarily consisting of servicing contracts and other intangibles.

     Effective August 1, 1994, the Company acquired substantially all of the assets of Holliday Fenoglio Dockerty & Gibson, Inc.
and certain of its affiliates ("Holliday Fenoglio"), which were originators and servicers of commercial mortgages, for approximately $33.0 million, based upon an initial payment of $17.3 million in cash and $4.3 million in stock, and three additional annual earnout payments if targeted earnings are met or exceeded in 1994, 1995 and 1996. For each of the periods ended December 31, 1996, 1995 and 1994, $3.9 million was accrued for the respective year's earnout payment. The purchase price, determined based on the cash paid, the fair market value of the Company stock issued and direct acquisition costs, was allocated to the Holliday Fenoglio assets acquired based on the fair market value at the date of acquisition.

3.   Loans Held for Sale

      Loans held for sale were originated or acquired by the Company and are held for future securitization or sale. Such loans have mortgages on the underlying real estate or first liens on franchise related property and equipment. All of the Company's loans held for sale are pledged as collateral under the Company's various debt facilities. The maximum accounting loss if the borrower fails to pay is the carrying value. The Company does not believe it has significant concentration risk in any geographic area that could have a detrimental effect upon the
Company. Loans held for sale at December 31, 1997 and 1996 consisted of the following (in thousands):

                                                  1997       1996
     Single family residential mortgage loans    $995,038  $310,635
     Commercial and multifamily mortgage loans    286,657    66,784
     Franchise loans                               57,026
                                                1,338,721   377,419
     Allowance for loan losses                     (8,384)   (1,390)
       Balance, end of year, net               $1,330,337  $376,029

      At December 31, 1997, the Company was committed to sell  as part  of  a  December  1997  securitization  approximately  $32.0 million of franchise loans.

      The Company participates in the Federal National Mortgage Association ("FNMA") Delegated Underwriting and Servicing ("DUS") program. As a DUS lender, a subsidiary of the Company takes first loss risk up to 5% of the loan amount and above 5% FNMA and the subsidiary of the Company share the loss, with the subsidiary of the Company's maximum loss capped at 20% of the loan amount. The Company has experienced no losses in its $400.8 million portfolio of sold DUS loans at December 31, 1997.

     The activity in the allowance for loan losses for loans held for sale for the years ended December 31, 1997 and 1996 is summarized as follows (in thousands):

                                            1997    1996
    Balance, beginning of year             $1,390
    Provision for loan losses               8,083   $1,390
    Charge-offs                            (1,089)
    Balance, end of year                   $8,384   $1,390

4.   Loans and Asset Portfolios

     The Company's loans consist primarily of high yield loans to businesses and projects that were unable to access traditional lending sources and loans for single family residential construction. Asset portfolios consist of loans purchased at a substantial discount from their principal amount, real estate and investments in partnerships and joint ventures that invest in such assets. Included in loans at December 31, 1997 and 1996 were net deferred loan origination fees and costs which aggregated approximately $5.6 million and $0.9 million, respectively. Substantially all of the Company's loan and asset portfolios are backed by commercial mortgage real estate. All of the Company's loans and asset portfolios are collateral under the Company's notes payable and other debt. The Company does not believe it has significant concentration risk in any geographic area that could have a detrimental effect upon the Company. The maximum accounting loss if the borrower fails to pay is the carrying value. Loans and asset portfolios at December 31, 1997 and 1996 consisted of the following (in thousands):

                                                   1997       1996
Loans:
 Commercial loans                                $168,347    $43,028
 Residential construction loans                    65,931
  Total loans                                     234,278     43,028
Asset portfolios:
 Commercial real estate mortgages                 296,591    199,540
 Real estate                                      100,315     23,862
 Partnerships and joint ventures                   26,012     27,723
 Total asset portfolios                           422,918    251,125
Allowance for loan and asset portfolio losses      (8,502)      (905)
 Balance, end of year, net                       $648,694   $293,248

      The activity in the allowance for loan and asset portfolio losses for the years ended December 31, 1997 and 1996 is summarized as follows (in thousands):

                                                       1997   1996
Balance, beginning of year                            $ 905  $    8
Provision for loan and asset portfolio losses         9,136     897
Charge-offs                                          (1,539)
Balance, end of year                                 $8,502    $905

5.     Investments  in  Asset-backed  Securities   and   Retained
Interests in Securitizations

      Asset-backed securities available for sale, carried at estimated fair value, at December 31, 1997 and 1996, were as follows (in thousands):

                                          Gross       Gross
                             Amortized  Unrealized  Unrealized  Estimated
                              Cost        Gain         Loss       Fair
                                                       Value
     1997                    $98,490     $10,174    $(987)      $107,677
     1996                     54,902       1,580     (804)        55,678

       Net proceeds from sales of asset-backed securities aggregated $52.3 million and $14.2 million for the years ended December 31, 1997 and 1995, respectively, which resulted in gross realized gains of $15.2 million and $0.4 million in 1997 and 1995, respectively. Net proceeds from sales of asset-backed securities and the resulting gain were insignificant in 1996.
Maturities of securities available for sale are not presented because the loans underlying such securities are subject to prepayment. All of the Company's asset-backed securities are collateral under the Company's notes payable and other debt.

  For its residential mortgage loan securitizations for the years ended December 31, 1997 and 1996, the Company has initially valued its retained interests using a discount rate of 20% and assumed prepayment methodologies which contemplated over the life constant prepayment rates ranging from 19% to 30% and blended annualized loss rates ranging from 0.50% to 0.625% with variations within the ranges primarily depending upon mix of loan types.

     The Company has also employed a 20% discount rate in its franchise loan securitizations in 1997. However, the Company has assumed no prepayments or losses with respect to loans in the securitized franchise loan portfolios. The "no losses" assumption is based on the fact that the Company and its predecessors have experienced no losses on franchise loans since the inception of lending in 1993. The Company structures its franchise loans with limited cross guarantees between borrowers such that the borrowers within a defined pool of loans absorb the first 5% of net losses. At the present time, the Company considers it unlikely that net losses on franchise loan portfolios will exceed 5%. Accordingly, losses are assumed to be zero. The "no prepayments" assumption is based on the significant prepayment penalties applicable to the franchise loans and historical prepayment experience.

       Net   proceeds   from  sale  of  retained   interests   in
securitizations  in 1997 and 1996 were $102.2 million  and  $44.0 million, respectively.

      During 1997, the Company completed seven transactions in which asset-backed securities and retained interests in securitizations were measured by allocating the previous carrying amount between the assets sold and the interests retained based on their relative fair values at the date of transfer. The interests retained were subsequently marked-to-market which resulted in a $13.4 million increase in the value of asset-backed securities, which is reflected net of tax effects in shareholders' equity, and a $5.7 million increase in retained interests in securitizations, which is reflected as additional gain on sale of loans and investments. In all of the Company's securitization transactions completed in 1997 and 1996, the Company has not retained any recourse obligation, other than retained interests, with respect to the assets sold other than standard representations and warranties.

6.   Investment in Commercial Mortgage Banking Joint Venture

      In November 1996, the Company entered into a joint venture partnership agreement with a large investment banking firm to fund and securitize commercial mortgage loans. The Company owns a 50% interest in AMRESCO Commercial Mortgage Funding L.P. ("ACLI Joint Venture") and accounts for its investment using the equity method. The Company's investment and advances at December 31, 1997 and 1996 were $23.2 million and $13.6 million, respectively, and were included in other assets. Effective December 19, 1997, the partnership agreement was revised. Any accumulation and securitization profit or loss from commercial real estate loans for which loan applications were received on or before November 13, 1997 (except for specified loans aggregating approximately $120.3 million) will be shared equally by the Company and the joint venture affiliate. All profits and risks associated with commercial real estate loans originated after November 13, 1997, as well as the profits and risks relating to specified loans aggregating approximately $120.3 million for which loan applications were received prior to November 13, 1997, will be for the sole account of the Company. The joint venture partner or its affiliates will continue to provide funding, distribution and related services to the Company pursuant to a separate agreement. The following is a summary of the financial position and results of operations of the ACLI Joint Venture at December 31, 1997 and 1996 and for the year ended December 31, 1997 and from inception through December 31, 1996 (in thousands):

                                             1997       1996
       Loans held for sale                 $482,184   $256,727
       Total assets                         512,010    277,209
       Warehouse loans payable              441,757    237,706
       Partner equity                        41,519     31,900

       Revenues                             $58,774     $6,307
       Operating expenses                    30,915        813
       Net income                           $27,859     $5,494

7.   Notes Payable and Other Debt:

      The Company's notes payable and other debt at December 31, 1997 and 1996, consisted of the following (in thousands):

                                               1997      1996
Notes payable:
 Revolving loan agreements                    $388,345  $178,956
 Revolving investment loan agreements                     34,190
 Non-recourse debt                             143,228    46,823
 Other                                                       123
  Total notes payable                         $531,573  $260,092

Warehouse loans payable:
 Residential mortgage banking facilities      $916,006  $289,136
 Commercial mortgage banking facilities        258,046    65,426
 Commercial finance facilities                  94,613
  Total warehouse loans payable             $1,268,665  $354,562

8.75% senior notes due July 1, 1999            $57,500   $57,500

Senior subordinated notes:
 10.0% notes due January 15, 2003              $57,500   $57,500
 10.0% notes due March 15, 2004                192,500
  Total senior subordinated notes             $250,000   $57,500

      Revolving Loan Agreements. Effective February 7, 1997, the Company and certain of its subsidiaries entered into the Revolving Loan Agreement (the "Revolving Loan Agreement") with NationsBank of Texas, N.A. ("NationsBank" and, in its capacity as agent, the "Agent"), and other lending institutions party thereto, as lenders (collectively, the "Banks"), which replaced the Company's previous revolving line of credit with NationsBank as agent bank. The Revolving Loan Agreement was amended effective as of September 30, 1997 to increase borrowing limits thereunder, among other things.

      The Revolving Loan Agreement constitutes senior debt and provides for a $550.0 million credit facility, of which up to $455.0 million was available pursuant to lender commitments at December 31, 1997. Assuming commitments were received for the full $550.0 million, the Revolving Loan Agreement would permit up to $490.0 million of indebtedness to be incurred pursuant to a revolving credit facility and $100.0 million to be incurred pursuant to a term facility, subject to a combined borrowing limit of $550.0 million. Interest is payable quarterly and at the end of each advance period. The Revolving Loan Agreement is secured by substantially all of the assets of the Company not pledged under other credit facilities, including stock of a majority of the Company's subsidiaries. Indebtedness under the Revolving Loan Agreement generally bears interest at a rate based (at the Company's option) upon (i) the variable rate (defined as the greater of the Agent's prime rate, as announced from time to time) and the federal funds rate (as defined in the Revolving Loan Agreement plus 0.50%) or (ii) the adjusted London Interbank Offered Rate ("LIBOR") rate (as defined in the Revolving Loan Agreement). All advances funded in foreign currencies bear interest at the alternate currency rate (as defined in the Revolving Loan Agreement). The revolving credit facility portion of the Revolving Loan Agreement will mature on May 31, 1999 and the term facility portion of the Revolving Loan Agreement will mature on May 31, 2001. At December, 31, 1997, a total of $388.3 million was outstanding under this facility bearing interest at 7.7% with availability under the Revolving Loan Agreement of $66.7 million. At December 31 1997, the Company had outstanding $8.5 million in face amount of letters of credit pursuant to such facility.

      On January 30, 1998, the Revolving Loan Agreement was amended to provide total availability of up to $490.0 million pursuant to lender commitments.

      Revolving Investment Loan Agreement. On January 20, 1995, the Company entered into a $35.0 million revolving investment loan agreement with a bank, amended as of March 5, 1996 and increased to $80.0 million. Proceeds of the loan were used to acquire short-term investments which secure the loan. Interest was computed based on market rates adjusted for the Company's credited funds at a bank. In January 1997, the Company discontinued its revolving investment loan agreement and related temporary investment activities.

     Non-recourse Debt and Warehouse Loans Payable. Non-recourse debt is used primarily to fund purchases of mortgage backed securities and real estate and is secured by the specific assets purchased totaling $190.4 million at December 31, 1997.
Warehouse debt is used primarily to fund purchases and originations of residential and commercial loans and is secured by the specific assets funded with such debt totaling $1.4 billion at December 31, 1997. The following table summarizes the Company's non-recourse debt and warehouse loans payable at December 31, 1997 (in thousands of dollars):

                      Maximum  Outstanding    Maturity                              December 31, 1997
       Lender        Available  Balance         Date        Base Interest Rate        Interest Rate
Non-recourse:
 Master Repurchase    $51,667   $51,667   30-day renewals  As determined by contract      6.65%
 Merrill Lynch         43,539    41,500   November 2000    As determined by contract      7.95
 Bayerische            28,394    25,026   March 2000       90-day LIBOR + 1.25%           8.53
 Master Repurchase     21,581    21,581   30-day renewals  30-day LIBOR + 1.40%           6.72
 Global Master          3,454     3,454   July 1998        30-day LIBOR + 1.40%           7.36
 Repurchase Agreement
 Total non-recourse  $148,635  $143,228

Warehouse debt:
Residential mortgage banking:

 Morgan Stanley      $619,656  $619,656   October 1998     Eurodollar + 0.45% to 0.90%    6.33%
 Prudential  (1)      500,000   284,516   February 1998    LIBOR + 0.70% to 2.00%         6.34
 First Boston         500,000    11,834   Various          LIBOR + 0.60% to 1.40%         6.59
 Total residential $1,619,656   $916,006
mortgage banking

Commercial mortgage banking:

 Goldman             $500,000  $147,631   December 1998    LIBOR + 0.90%                  6.86%
 RFC                  110,415   110,415   60 to 80 days    LIBOR + 1.25% to 3.0%          7.07
 Total commercial    $610,415  $258,046
mortgage banking

Commercial finance:
 Bank United         $ 55,000  $ 51,869  September 1999    LIBOR + 1.85% to 2.75%         7.57%
 Prudential  (1)      150,000    42,744  March 1998        LIBOR + 0.95% to 2.0%          6.84
 Total commercial    $205,000  $ 94,613
   finance

(1) The $150.0 million credit facility is subject to a $500.0 million combined facility limit with the Prudential residential
  warehouse   facility  for  the  purpose  of  facilitating   the
  origination and warehousing of franchise and construction loans.

      8.75% Senior Notes Due July 1, 1999. On July 1, 1996, the Company issued $57.5 million principal amount of senior notes with net proceeds of approximately $55.8 million. There is no sinking fund or amortization of principal prior to maturity and the senior notes are not redeemable prior to maturity. The debt offering costs have been included in other assets and are amortized over the life of the debt using the effective interest method. The senior notes are unsecured senior obligations of the Company and subordinated to the rights of holders of secured unsubordinated indebtedness of the Company to the extent of the value of the collateral securing such indebtedness.

      10% Senior Subordinated Notes Due January 15, 2003. On January 30, 1996, the Company issued $57.5 million principal amount of senior subordinated notes with net proceeds of approximately $54.9 million. There is no sinking fund or amortization of principal prior to maturity and the senior subordinated notes are not redeemable prior to January 15, 2001. The debt offering costs were included in other assets and are amortized over the life of the debt using the effective interest method. The senior subordinated notes are unsecured general obligations of the Company and subordinated to all existing and future senior indebtedness (as defined in the Indenture) of the Company.

      10% Senior Subordinated Notes Due March 15, 2004. On March 12, 1997, the Company issued $192.5 million aggregate principal amount of senior subordinated notes with net proceeds of approximately $186.6 million. The senior subordinated notes are unsecured obligations of the Company and are subordinated to prior payment of all existing and future senior debt and to indebtedness and other liabilities of the Company's subsidiaries. The notes are not redeemable prior to maturity.

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

     On December 24, 1997, the Company entered into a futures agreement to hedge the interest rate on the anticipated February
1998 issuance of subordinated debt (see Notes 13 and 15). The agreement matures on March 15, 1998.

      Aggregate amounts of notes payable and other debt that mature during the next five years were as follows (in thousands):

                                  For the Year Ended December 31,
                             1998      1999     2000    2001 2002  Thereafter

Notes payable             $  482,033  $ 8,040  $41,500
Warehouse loans payable    1,216,796   51,869
8.75% senior notes due                 57,500
July 1, 1999
Senior subordinated notes                                            $250,000
Total                     $1,698,829  $117,409 $41,500               $250,000

8.    Income Taxes

      Income tax expense (benefit) consisted of the following for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                         1997    1996    1995
Current:
 Federal                               $47,794 $18,456  $ 6,040
 State                                   3,118   1,779    2,147
  Total current tax expense             50,912  20,235    8,187
Deferred tax expense (benefit):
 Federal                               (14,118) (1,004)   3,706
 State                                    (921)    (97)   1,317
  Total deferred tax expense (benefit) (15,039)  (1,101)  5,023
     Total income tax expense          $35,873  $19,134 $13,210

Income tax expense attributable to:
 Continuing operations                 $35,873  $19,134  $11,593
 Discontinued operations                                   1,617
  Total income tax expense             $35,873  $19,134  $13,210

     A reconciliation of income taxes on reported pretax income at statutory rates to actual income tax expense for the years ended December 31, 1997, 1996 and 1995, is as follows (dollars in thousands):

                                    1997          1996           1995
                               Dollars  Rate  Dollars  Rate  Dollars  Rate
Income tax at statutory rates  $32,234   35%  $17,663   35%  $12,005   35%
State income taxes, net of       3,639    4     1,471    3     1,205    4
Federal tax benefit
 Total income tax expense      $35,873   39%  $19,134   38%  $13,210   39%


      The net deferred tax assets at December 31, 1997 and 1996, consisted of the tax effects of temporary differences related to the following (in thousands):

                                                              1997     1996
Securitized loans and investments                          $ 9,222   $ 1,176
Reserves for loan and asset portfolio losses                 7,556     2,917
Net operating loss carryforwards of acquired companies       7,327     3,848
Accrued employee compensation                                2,782     1,414
Intangible assets                                            2,721     2,128
AMT credit carryforwards                                       602       602
Investment in subsidiaries                                     426       477
Allowance for uncollectible accounts receivable                246       275
Other                                                        1,717     1,123
 Deferred tax asset before valuation allowance              32,599    13,960
Valuation allowance                                         (4,275)     (675)
 Net deferred tax asset                                    $28,324   $13,285

       Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset, net of applicable valuation allowance, will be realized. The valuation allowance for deferred tax assets increased by $3.6 million in 1997 due to the acquisition of net operating losses from CLC. To the extent that the acquired net operating losses are utilized, the resulting decrease in the valuation allowance will be credited to goodwill. The amount of the deferred tax asset considered realizable could be reduced or increased if estimates of future taxable income during the carryforward period are reduced or increased. As a result of acquisitions, the Company has available for its use the acquired net operating loss carryforwards existing at the acquisition dates. The Company is subject to certain annual limitations on the utilization of such losses. The following were the expiration dates and the approximate net operating loss carryforwards at December 31, 1997 (in thousands):

         Expiration Date                 Amount
         2001                            $2,705
         2002                             2,071
         2003                             1,459
         2006                               372
         2007                             2,867
         2010                               150
         2011                            10,114
         Total                          $19,738

9.   Employee Stock Compensation

      The Company has a stock option and award plan for the benefit of key individuals, including its directors, officers and key employees. The plan is administered by a committee of the Board of Directors. Stock option activity under the plan for the years ended December 31, 1997, 1996 and 1995 was as follows:

                                                                   Weighted
                                                       Option       Average
                                          Number      Price Per     Option
                                            of          Share      Price Per
                                          Shares        Range        Share
Options outstanding at January 1, 1995   1,872,450  $0.60 - $ 4.50   $  4.41
 Granted                                   872,160   6.88 -  11.38      9.78
 Exercised                                (434,480)  0.60 -   6.88      2.99
 Forfeited                                  (8,337)  2.75 -   3.75      3.15

Options outstanding at December 31, 1995 2,301,793   0.60 -  11.38      6.77
 Granted                                    45,500  13.13 -  21.75     17.39
 Exercised                                (466,760)  3.50 -  11.38      4.28
 Forfeited                                 (68,181)  4.50 -  11.38      6.98

Options outstanding at December 31, 1996 1,812,352   0.60 -  21.75      7.67
 Granted                                 2,458,239  17.63 -  34.56     20.16
 Exercised                                (441,915)  0.60 -  21.75      6.33
 Forfeited                                 (11,796)  6.88 -  11.38      9.34

Options outstanding at December 31, 1997 3,816,880   0.60 -  34.56     15.87

Options exercisable at December 31, 1997 1,464,591   0.60 -  34.56     11.25

Options available for grant at 31, 1997  2,928,559

      The following table summarizes information about stock options outstanding at December 31, 1997:

                            Weighted        Weighted                 Weighted
                             Average        Average                  Average
                            Remaining    Exercise Price              Price of
   Range of       Option   Contractual  of Outstanding  Options   Exercisable
Exercise Prices Outstanding   Life         Options     Exercisable  Options
$ 0.60 - $ 2.75   125,045      3          $  2.49        125,045      $  2.49
           3.50   136,490      6             3.50        136,490         3.50
  6.88 -   7.00   361,546      7             6.93        260,788         6.95
  7.50 -   9.38   228,100      6             8.25        221,700         8.21
          11.38   486,740      8            11.38        281,900        11.38
 13.13 -  18.63   177,000      9            17.83         15,000        15.07
          19.88 2,200,959      9            19.88        399,968        19.88
 20.25 -  35.56   101,000      9            29.43         23,700        28.33
 Total          3,816,880                   15.87      1,464,591        11.25

      At December 31, 1997, the Company has reserved a total of 3,816,880 shares of common stock for exercise of stock options.

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option and award plans. Under the terms of the plans, the exercise price of each option is equal to the market price of the Company's stock on the date of grant. Accordingly, no compensation expense has been recognized under these plans. Net income and earnings per share on a pro forma basis as if the Company had utilized fair value accounting methodology would have been as follows (in thousands, except per share data):

                                 For the Years Ended
                                     December 31,
                              1997       1996     1995
Net income:
 As reported                 $56,224    $31,332  $21,090
 Pro forma                    43,264     30,015   19,102

Basic earnings per share:
 As reported                   $1.58      $1.15    $0.87
 Pro forma                      1.21       1.10     0.79

Diluted earnings per share:
 As reported                   $1.53      $1.06    $0.85
 Pro forma                      1.18       1.01     0.77

      The estimated fair value of options granted during 1997 and 1996 was $11.08 and $9.61 per share, respectively. For purposes of determining fair value of each option, the Company used the Black-Scholes model with the following assumptions:

                                          1997            1996
           Risk-free interest rate    5.82% - 6.26%   5.98% - 7.21%
           Expected life                 7 years       7 - 8 years
           Expected volatility          43% - 46%       43% - 45%
           Expected dividends               -               -

      A stock subscription agreement and related shareholders' agreement were entered into by the Company with various officers and other parties on December 9, 1992. The purchase price was based on $0.60 per share. Certain executive officers purchased common stock with cash and promissory notes. The notes accrue interest at 6% per annum and are due and payable in December 2002 or within one year of termination of employment. The shares are subject to certain restrictions and repurchase rights pursuant to the shareholder agreements. In the event of termination of employment prior to December 2002, the Company could cancel unvested shares by canceling related indebtedness based on the
original  issue  price.   The notes  are  secured  by  the  stock
acquired and are non-recourse to the subscribers. The notes are classified as a reduction of shareholders' equity for financial reporting purposes. At December 31, 1997 and 1996, reductions or employee stock included notes receivable for officers' sharesof $0.1 million.

      During 1996, the Company instituted a stock compensation plan that covers certain senior managers of the Company. The awards are contingent on certain earnings levels being reached by the Company in 1998 and will award participants two times their 1996 annual salary in restricted common stock of the Company of which 20% would vest immediately and the remainder would vest at the rate of 20% per year. No compensation expense was recorded in 1997 or 1996 related to this plan.

     During 1997, the Company issued 166,584 shares of restricted common stock at prices ranging from $16.63 per share to $35.50 per share, with a weighted average price of $19.77 per share, under the Company's stock option and award plan. The Company's restricted stock typically vests over a period of five years with certain 1997 grants vesting in lump sum in the year 2000. During 1997, 1996 and 1995, $1.7 million, $1.0 million and $0.3 million, in unearned stock compensation was amortized as compensation expense, respectively. At December 31, 1997, 1996 and 1995, reductions for employee stock included unearned stock compensation of $2.6 million, $1.0 million and $2.1 million, respectively. The Company did not issue any shares of restricted common stock during 1996 under the Company's stock option and award plan.

10.  Common Stock

      In November and December 1996, the Company completed a registered public offering of 3.0 million shares of common stock including the underwriters' over-allotment option. The net proceeds from such offering aggregated approximately $60.4 million. The price to the public was $21.25 per share and the proceeds to the Company were $20.35 per share, after underwriting discounts.

      On December 27, 1996, the Company redeemed its outstanding 8% convertible subordinated debentures due 2005 (the "Convertible Debentures"). The Convertible Debentures, with an aggregate face amount of $45.0 million, were converted into 3.6 million shares of the Company's common stock at a conversion price of $12.50 per share. All unamortized debt-offering costs related to the Convertible Debentures and included in other assets were recorded as a reduction to capital in excess of par.

      In December 1995, the Company completed a registered public offering of 2.3 million shares of common stock including the underwriters' over-allotment option. The net proceeds from such offering aggregated approximately $25.1 million. The price to the public was $11.75 per share and the proceeds to the Company were $11.10 per share, after underwriting discounts.

      On May 28, 1997, the Company adopted a Stockholders Rights Plan pursuant to which rights were distributed to stockholders of record as of June 9, 1997. The Stockholders Rights Plan provides, among other things, that if a person (or group of affiliated or associated persons) acquires (or ten days after the commencement of a tender offer to acquire) "beneficial ownership" of 15% or more of the outstanding shares of Common Stock, the rights previously distributed to stockholders, other than those owned by such acquiring person or group, will become exercisable. Under the Stockholders Rights Plan, the acquisition of 15% or more of the outstanding Common Stock or the completion of the tender offer will entitle the holder to purchase shares of Common Stock having a market value equal to twice the purchase price of the right.
     A reconciliation of the numerators and denominators of the basic and diluted EPS computations for income from continuing operations is as follows (in thousands):

                                                 1997      1996      1995
  Income from continuing operations
   (basic earnings)                            $56,224   $31,332   $18,665
  Effect of convertible debt,
   net of taxes                                            2,196       183
  Income from continuing operations
   (diluted earnings)                          $56,224   $33,528   $18,848

  Weighted average shares outstanding (basic)   35,610    27,232    24,173
  Assuming conversion of convertible debt                  3,600       300
  Dilutive stock options                         1,053       942       555
  Weighted average shares outstanding (diluted) 36,663    31,774    25,028

11.   Employee Compensation and Benefits

      Accrued employee compensation and benefits at December 31, 1997 and 1996, included amounts for incentive compensation, severance and benefits. Certain employees are eligible to receive a bonus from a pool computed on pretax income over predetermined minimum earning levels.

      The AMRESCO Retirement Savings and Profit Sharing Plan ("Plan") qualifies under Section 401(k) of the Internal Revenue Code and incorporates both a savings component and a profit sharing component for eligible employees. As determined each year by the Board of Directors, the Company may match the employee contribution up to 6% of their base pay based on the Company's performance. For 1997 and 1996, the matching contribution was set at $.50 for each $1.00 contributed by the employees. In addition to the matching savings contribution, the Company provided an annual contribution to the profit sharing retirement component of the Plan on behalf of all eligible employees. This portion of the Plan has been amended to assure that the Company is not required to make an employer profit sharing contribution to the Plan. However, it is anticipated that some level of profit sharing contribution will continue in future periods. For the years ended December 31, 1997, 1996 and 1995, the Company accrued profit sharing contributions of $3.1 million, $1.5 million and $1.2 million, respectively. Allocation of the Company's contribution will be based on a percentage of an employee's weighted total pay. Weighted total pay places a stronger emphasis on the age of the employee and provides an increasingly larger profit sharing contribution as an employee nears retirement.

12.   Commitments and Contingencies

     The Company has entered into non-cancelable operating leases covering office facilities which expire at various dates through 2006. Certain of the lease agreements provide for minimum annual rentals with provisions to increase the rents to cover increases in real estate taxes and other expenses of the lessor. The Company also has leases on equipment, some of which are non-cancelable, which expire on various dates through 1999. The total rent expense for the years ended December 31, 1997, 1996 and 1995, was approximately $9.9 million, $5.3 million and $3.7 million, respectively. The future minimum annual rental commitments under non-cancelable operating lease agreements having a remaining term in excess of one year at December 31, 1997 were as follows (in thousands):

      Year Ended December 31,
      1998                                           $8,314
      1999                                            7,869
      2000                                            6,697
      2001                                            5,151
      2002                                            4,251
      Thereafter                                     13,977

      Certain pending or threatened legal actions have alleged that the Company may be liable with respect to certain actions which allege that Quality violated certain provisions of the Real Estate Settlement Procedures Act ("RESPA") when it made certain payments to brokers in transactions that occurred prior to October 25, 1996. The Company did not assume any liabilities for litigation arising out of the operations of Quality prior to October 25, 1996, the date the Company purchased substantially all of the assets of Quality. In addition to not assuming any liabilities relating to such litigation, the Company obtained an indemnification aggregating $10.0 million from Quality, its shareholders and certain individuals which would be applicable to such litigation. Therefore, the Company does not believe that it has any liability with respect to such litigation against Quality. Even though the Company has continued, in certain instances, to make these types of payments to brokers, the Company does not believe that it has significant exposure to loss for any alleged violation of RESPA since it believes the payments it has made are not a violation of RESPA and such payments have been made on only a small portion of the residential mortgage loans which it has originated.

      The  Company is a defendant in other various legal actions.
In the opinion of management, such actions will not materially affect the financial position, results of operations or cash flows of the Company.

13.   Financial Instruments and Risk Management

      The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to hedge against changes in interest rates. The Company may reduce its exposure to fluctuations in interest rates by creating offsetting positions through the use of derivative financial instruments. Derivatives are used to lower funding costs, to diversify sources of funding, or to alter interest rate exposures arising from mismatches between assets and liabilities. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company party to highly leveraged derivatives. These financial instruments include interest rate swap and cap agreements, commitments to sell certain mortgage loans and forward and futures contracts. The instruments involve, to varying degrees, elements of interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company controls the risk of its hedging agreements, interest rate swap and cap agreements and forward and futures contracts through approvals, limits and monitoring procedures.

     Futures  and  forward  contracts are commitments  to  either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. Initial margin requirements are met in cash or other instruments. Futures contracts have little credit risk because futures exchanges are the counterparties. Forward agreements and interest rate swaps and caps are subject to the creditworthiness of the counterparties, which are principally large financial institutions.

     The notional amount of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to interest rates, exchange rates, securities prices, or financial or other indexes. Market values of derivatives transactions fluctuate based upon movements in the underlying financial indices such as interest rates. Market values are monitored on a continual basis through external pricing mechanisms and internal calculations. The Company's objective measurement system together with risk limits and timely reporting to senior management help to mitigate the risks associated with market fluctuations. In the event that a derivative product were terminated prior to its contractual maturity, it is the Company's policy to recognize the resulting gain or loss over the shorter of the remaining original life of the derivative financial instrument or the life of the underlying hedged asset or liability. If the item being hedged is sold, settled or terminated, the derivative financial instrument is marked-to-market and any gain (loss) is recognized in earnings. In 1997 and 1996, the Company did not terminate any derivatives transactions prior to contractual maturity.

     At December 31, 1997, the Company had two forward contracts to sell ten-year U.S. Treasury securities at contracted forward prices. One contract for $31.5 million matured on January 13, 1998 and hedged $35.6 million in carrying value of the fixed portion of the Company's asset-backed security investment portfolio. The remaining contract in the amount of $16.7 million matures on June 1, 1998 and hedges a portion of the value of $57.0 million of franchise loans held for sale. The Company also had four forward contracts to sell Fannie Mae mortgage-backed securities totaling $101.5 million maturing in January 1998 that hedge loans held for sale. Any gain (loss) on forward contracts is deferred and recognized when the loans being hedged are sold.

     At December 31, 1997, the company had sold U.S. Treasury futures contracts with a notional amount of $445.2 million outstanding to hedge residential mortgage loans held for sale with a carrying value of approximately $1.1 billion. These contracts expire on various dates through March 27, 1998. The futures contracts are marked-to-market and any gain (loss) is deferred until the related loans are sold.

     At December 31, 1997, the Company had Eurodollar futures contracts with a notional amount of $6.0 billion to hedge retained interests in securitizations. The Company's retained interests in securitizations bear the interest rate risk of senior securities that re-price monthly while the related underlying loans re-price from six months to five years. Total variable rate certificates underlying the Company's retained interest total approximately $2.1 billion at December 31, 1997. In addition, the Company purchased Eurodollar futures call options and put options which expire on various dates through June 1998 to hedge the retained interests and/or effectively close the open futures positions. The Company also had an amortizing interest rate cap with a beginning notional amount of $1.9 billion hedging retained interests in securitizations. The cap becomes effective February 25, 1998 and requires monthly payments from the counterparty when one month LIBOR exceeds 5.9375%. The notional amount amortizes monthly based upon levels agreed to with the counterparty through the expiration of the agreement on July 26, 1999. The Company paid an initial premium of approximately $3.2 million for the cap. All such futures, options on futures contracts and caps are marked-to-market as are the retained interests in securitization. All realized and unrealized gains (losses) are recognized in earnings.

     At December 31, 1997, the Company sold U.S. Treasury futures with a notional amount of $250.0 million to hedge the anticipated issuance of an equal amount of long-term debt in February 1998 (see Note 15). The contract matures on March 20, 1998 and any gains or losses realized on the sale will be recognized over the term of the debt.

     The Company purchases interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company enters into these agreements to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Accordingly, the Company enters into agreements to effectively convert variable-rate debt to fixed-rate debt to reduce the Company's risk of incurring higher interest costs due to rising interest rates. The cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which an interest rate index exceeds agreed-upon thresholds. At December 31, 1997, the Company had three such agreements outstanding with a total notional amount of $64.6 million which hedge floating rate debt with a carrying value of $62.6 million. The agreements have cap rates ranging from 6.19% to 6.69% based upon one month LIBOR and expire on various dates between May 22, 1998 and November 17, 1999. The Company had another cap with a notional amount of $14.1 million which does not become effective until May 22, 1998. This cap has a LIBOR rate threshold of 6.68% and expires November 17, 1999. The premiums paid for interest rate cap agreements purchased are included in other assets in the consolidated statements of financial condition and are amortized to interest expense over the terms of the agreements. At December 31, 1997, unamortized premiums amounted to $3.1 million. Amounts received under cap agreements are recognized as yield adjustments to the related debt. At December 31, 1996 the Company had one swap with a notional amount of $25.0 million outstanding which allowed the company to establish fixed interest rates on a portion of its outstanding debt. This swap matured in September 1997 and the Company had no swaps outstanding as of December 31, 1997.

     Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk that arise from financial instruments exist for counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affect by changes in economic or other conditions. The Company uses commercial rating agencies to evaluate the credit quality of the counterparties, all of whom are major international financial institutions. The Company does not have a significant exposure to any individual counterparty and does not anticipate a loss resulting from any credit risk of these institutions.

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

                                 December 31, 1997    December 31, 1996
                               Carrying     Estimated     Carrying  Estimated
                                Amount      Fair Value     Amount  Fair Value
                                            (Dollars in thousands)
Assets:
 Cash and cash equivalents     $   25,866  $   25,866  $   29,046  $  29,046
 Temporary investments                                     34,190     34,190
 Accounts receivable, net          19,183      19,183      12,243     12,243
 Loans held for sale, net       1,330,337   1,330,337     376,029    375,729
 Loans and asset portfolios, net  648,694     674,081     293,248    309,583
 Asset-backed securities -        107,677     107,677      55,678     55,678
   available for sale
 Retained interests in            294,062     294,062     130,328    130,328
securitizations - trading
Liabilities:
 Accounts payable                  22,821      22,821      15,988     15,988
 Notes payable and warehouse    1,800,238   1,800,238     614,654    614,654
   loans payable
 Senior notes                      57,500      58,147      57,500     58,988
 Senior subordinated notes        250,000     257,356      57,500     58,844
Derivative Financial
Instruments:
 Interest rate swaps                                                     (41)
 Interest rate caps                             2,498
 Forward contracts                                (88)                    77
 Futures contracts                             (6,682)                   256
 Call options                                   8,979
 Put options                                      135

     The fair value of loans, asset portfolios, asset-backed securities, retained interests in securitizations, notes payable and other debt, senior notes and senior subordinated notes were estimated based on quoted market prices when available, otherwise, they were based on present values of estimated cash flows using current entry-value interest rates applicable to each category of such financial instruments (which notes reflect the credit risk applicable to the instruments). Mortgage loans held for sale were valued at their contracted sales prices. The carrying amount of cash and cash equivalents, temporary investments, accounts receivable, net of reserves and accounts payable approximated fair value. The Company has reviewed its exposure on standby letters of credit and has determined that the fair value of such exposure is not material. The fair values of the interest rate swap and cap agreements, forward and futures contracts and call and put options were estimated using market quotes. The fair value estimates presented herein were based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the date presented, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

14.  Discontinued Operations

       The Company adopted a plan on December 1, 1994 to discontinue its data processing operations for the banking and asset management industry and to sell substantially all of the assets of the related subsidiary by June 30, 1995. On June 16, 1995, the Company sold substantially all of the assets of its data processing operations for the banking and asset management industry for $6.3 million in cash and recorded a gain of $2.4 million, or $0.10 per share, net of certain transaction costs and a $1.6 million provision for income taxes.

15.  Subsequent Events

     On February 24, 1998, the Company issued options to purchase approximately 331,000 shares of common stock and approximately
166,000 restricted shares to certain key employees and directors.

      On February 23, 1998, the Company completed a registered public offering of 5.2 million shares of common stock including the underwriters' over-allotment option. The net proceeds from such offering, after underwriters discount and offering expenses, aggregated approximately $147.6 million and were used to repay borrowings under the Revolving Loan Agreement. The price to the public was $30.00 per share and the proceeds to the Company were $28.56 per share, after underwriting discounts.

      On February 24, 1998 and March 10, 1998, the Company issued $290.0 million and $40.0 million, respectively, aggregate principal amount of senior subordinated notes. The notes bear interest at 9.875% per annum and mature on March 15, 2005. The net proceeds from the February 24, 1998 offering aggregated approximately $281.7 million and were used to repay borrowings under the Revolving Loan Agreement and certain warehouse lines and the net proceeds from the March 10, 1998 offering aggregated approximately $39.0 million and were used for general corporate purposes. The notes are unsecured obligations of the Company and are subordinated to prior payment of all existing and future senior debt and to indebtedness and other liabilities of the Company's subsidiaries.

16.   Quarterly Financial Data (Unaudited)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1997 and 1996 (in thousands, except per share amounts):

                                   Year Ended December 31, 1997
                                 First    Second     Third    Fourth
                                 Quarter  Quarter   Quarter   Quarter
Revenues                         $74,840  $103,881  $112,786  $132,248
Income before income taxes        13,606    20,686    25,552    32,253
Net income                         8,561    12,486    15,336    19,841
Earnings per share:
 Basic                              0.25      0.35      0.42      0.55
 Diluted                            0.25      0.34      0.41      0.53

                                   Year Ended December 31, 1996
                                 First    Second     Third    Fourth
                                 Quarter  Quarter   Quarter   Quarter
Revenues                         $36,896  $46,813   $45,486   $70,872
Income before income taxes         8,095   11,851    13,721    16,799
Net income                         4,795    7,348     8,556    10,633
Earnings per share:
 Basic                              0.18     0.27      0.32      0.37
 Diluted                            0.17     0.25      0.29      0.34


                  INDEPENDENT AUDITORS' REPORT



To the Board of Directors of AMRESCO, INC.:



     We have audited the accompanying consolidated balance sheets of AMRESCO, INC. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of AMRESCO, INC.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AMRESCO, INC. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


\s\ Deloitte & Touche LLP
Dallas, Texas
February 2, 1998 (except Note 15, which is as of March 11, 1998)