Form 10-Q
period 1998-03-31
AMRESCO INC
filed 1998-05-05
CIK 225569

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

          (Mark One)
   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1998

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

 42,826,585 shares of common stock, $.05 par value per share, as of April 30, 1998.




                          AMRESCO, INC.
                              INDEX



                                                                Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - March 31, 1998 and December            3
31, 1997

Consolidated Statements of Income - Three Months Ended
March 31, 1998 and 1997                                              4

Consolidated Statement of Shareholders' Equity - Three
Months Ended March 31, 1998                                          5

Consolidated Statements of Cash Flows - Three Months Ended
March 31, 1998 and 1997                                              6

Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                  9


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                           16

SIGNATURE                                                           16




                 PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          AMRESCO, INC.
                   CONSOLIDATED BALANCE SHEETS
             (In thousands, except for share amounts)

                                                   March 31      December 31
                                                    1998            1997
                                                  (Unaudited)
                     ASSETS
Cash and equivalents                               $   35,160     $   25,866
Loans held for sale, net                            2,052,152      1,330,337
Loans and asset portfolios, net                       738,872        648,694
Retained interests in securitizations - trading       306,942        294,062
(at fair value)
Asset backed and other securities - available for     189,271        107,677
sale (at fair value)
Accounts receivable, net of reserves of $745 and       34,174         19,183
$455, respectively
Deferred income taxes                                  35,141         28,324
Premises and equipment, net of accumulated
depreciation of $11,623 and $10,641, respectively      11,553         10,147
Intangible assets, net of accumulated amortization
of $21,699 and $20,038, respectively                  138,879        113,841
Other assets                                           91,006         55,717
TOTAL ASSETS                                       $3,633,150     $2,633,848

              LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable                                   $   13,689     $   22,821
Accrued employee compensation and benefits             13,734         33,609
Notes payable                                         457,403        531,573
Warehouse loans payable                             1,845,471      1,268,665
Senior notes                                           57,500         57,500
Senior subordinated notes                             580,200        250,000
Income taxes payable                                   19,076         19,185
Other liabilities                                      55,033         41,995
Total liabilities                                   3,042,106      2,225,348

SHAREHOLDERS' EQUITY:
Common stock, $0.05 par value, authorized
150,000,000 shares; 42,807,129 and 36,543,210
shares issued, respectively                             2,141          1,827
Capital in excess of par                              433,046        257,941
Reductions for employee stock                          (6,877)        (2,713)
Treasury stock, $0.05 par value, 24,339 shares in
1998 and 1997, respectively                              (160)          (160)
Accumulated other comprehensive income                  5,599          8,359
Retained earnings                                     157,295        143,246
Total shareholders' equity                            591,044        408,500
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $3,633,150     $2,633,848

         See notes to consolidated financial statements.

                          AMRESCO, INC.
                CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except per share data)
                           (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                   1998            1997

  REVENUES:
   Interest income                               $ 88,569         $36,015
   Gain on sale of loans and investments, net      24,766          18,111
   Mortgage banking and servicing fees             21,406          13,328
   Asset management and resolution fees             2,657           5,727
   Income from equity affiliate                     4,765           1,056
   Other revenues                                     900             603
    Total revenues                                143,063          74,840

  EXPENSES:
   Personnel                                       41,348          29,795
   Interest                                        49,843          16,159
   Other general and administrative                17,842          10,388
   Provision for loan and asset portfolio losses    6,847           1,920
   Depreciation and amortization                    4,276           2,972
    Total expenses                                120,156          61,234

  Income before income taxes                       22,907          13,606
  Income tax expense                                8,858           5,045
  NET INCOME                                     $ 14,049         $ 8,561

Earnings per share:
Basic                                           $    0.36         $  0.25
Diluted                                              0.35            0.25

Weighted average number of common shares
  outstanding
Basic                                              39,027          33,732
Diluted                                            40,446          34,812

See notes to consolidated financial statements.

                          AMRESCO, INC.
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                Three Months Ended March 31, 1998
                (In thousands, except share data)
                           (Unaudited)


                   Common Stock                  Reductions            Accumulated
                   $0.05 Par Value   Capital in     For                   Other                    Total
                   Number of         Excess of    Employee  Treasury Comprehensive  Retained  Shareholders'
                   Shares    Amount    Par         Stock     Stock      Income      Earnings     Equity
JANUARY 1, 1998   36,543,210 $1,827  $257,941    $(2,713)    $(160)     $ 8,359     $143,246    $408,500

Common stock
offering           5,175,000    259   146,941                                                    147,200

Issuance of common
stock for purchase
of subsidiaries     411,710      20    11,180                                                     11,200

Issuance of common
stock for earnout   335,761      17     8,690                                                      8,707

Exercise of stock
options (including
tax benefit)        175,892      10     3,304                                                      3,314

Grant of
restricted stock    165,556       8     4,990    (4,998)

Amortization of
unearned stock
compensation                                        834                                              834

Unrealized loss on
securities
available for
sale, net                                                                (2,864)                  (2,864)

Foreign currency
translation adjustments                                                     104                      104

Net income                                                                              14,049    14,049

March 31, 1998    42,807,129  $2,141  $433,046   $(6,877)   $(160)      $ 5,599       $157,295  $591,044

        See notes to consolidated  financial statements.



                          AMRESCO, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in thousands)
                           (Unaudited)

                                                              Three Months Ended
                                                                    March 31,
                                                               1998          1997
OPERATING ACTIVITIES:
  Net Income                                                 $  14,049     $   8,561
  Adjustments to reconcile net income to net cash used
    in operating activities:
    Gain on sale of loans and investments                      (24,766)      (18,111)
    Depreciation and amortization                                4,276         2,972
    Accretion of interest income                                (6,811)       (8,806)
    Provision for loan and investment losses                     6,847         1,920
    Deferred tax benefit                                        (4,995)       (2,741)
    Other                                                          920           404
  Increase (decrease) in cash for changes in (exclusive
  of assets and liabilities acquired in business combinations):
    Accounts receivable                                        (14,991)           78
    Loans held for sale, net                                  (740,795)     (206,304)
    Retained interests in securitizations                       25,819        (3,393)
    Other assets                                               (18,488)       (1,993)
    Accounts payable and accrued compensation and benefits      (9,132)          819
    Warehouse loans payable                                    576,806       156,847
    Income taxes payable                                          (109)        5,232
    Other liabilities                                           (7,332)       (7,876)
      Net cash used in operating activities                   (198,702)      (72,391)
INVESTING ACTIVITIES:
   Sale of temporary investments, net                                         34,190
   Origination of loans and purchase of asset portfolios      (209,117)      (98,620)
   Collections on loans and asset portfolios                   119,577        25,445
   Purchase of asset-backed securities - available for sale    (90,486)      (31,957)
   Proceeds from sale of and collections on asset-backed
     securities - available for sale                            12,698
   Cash received from purchase of subsidiaries                                   930
   Investment in and advances to joint venture                  (6,947)       (1,711)
   Purchase of premises and equipment                           (2,700)         (675)
        Net cash used in investing activities                 (176,975)      (72,398)
FINANCING ACTIVITIES:
  Net proceeds from notes payable and other debt               444,096       199,993
  Repayment of notes payable and other debt                   (531,066)     (238,051)
  Proceeds from issuance of senior subordinated notes          320,828       186,631
  Proceeds from common stock offering                          147,799
  Stock options exercised and tax benefit from employee
   stock compensation                                            3,314           747
        Net cash provided by financing activities              384,971       149,320
  Net increase in cash and cash equivalents                      9,294         4,531
  Cash and cash equivalents, beginning of period                25,866        29,046
  Cash and cash equivalents, end of period                   $  35,160      $ 33,577
SUPPLEMENTAL DISCLOSURE:
  Interest paid                                              $  18,552      $ 16,442
  Income taxes paid                                             12,793         1,919
  Exchange of loans held for sale for retained interest
    in securitizations                                          30,770        13,932
  Common stock issued for the purchase of subsidiaries
    and earnouts                                                19,907        30,963
  Common stock issued for unearned stock compensation            4,998         3,043

See notes to consolidated financial statements

                          AMRESCO, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1998
                           (Unaudited)

1.    Basis of Presentation and Summary of Significant Accounting Policies

     The accompanying unaudited consolidated financial statements of AMRESCO, INC. and subsidiaries (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

2.   Notes Payable and Other Debt

      Revolving Loan Agreement - During 1998, the Company amended its revolving loan agreement (the "Revolving Loan Agreement") with a syndicate of lenders, led by NationsBank of Texas, N.A. The Revolving Loan Agreement was amended to provide for a revolving commitment of $480.0 million and a term commitment of $100.0 million, subject to a combined borrowing limit of $550.0 million. As of March 31, 1998, $279.5 million was outstanding under the Revolving Loan Agreement.

      Warehouse Debt - On January 8, 1998, a wholly-owned subsidiary of the Company entered into an amendment of a Whole Loan Financing Facility which replaced an existing warehouse agreement, with Credit Suisse First Boston Mortgage Capital LLC for an amount not to exceed $700.0 million (the "Facility") to finance the acquisition and warehousing of mortgage loans.
Indebtedness under the Facility is secured by the loans originated with funds advanced under the Facility. As of March 31, 1998, $420.2 million was outstanding under the Facility.

      On February 26, 1998, a wholly-owned subsidiary of the Company entered into an Interim Warehouse and Security Agreement with Prudential Securities Credit Corporation ("Prudential") for an amount not to exceed $250.0 million (the "Security
Agreement"). The Security Agreement provides a maximum loan balance of $100.0 million for the origination of certain commercial loans and a maximum loan balance of $150.0 million for the origination of certain franchise and construction loans. Indebtedness under the Security Agreement is secured by the loans purchased with funds advanced under the Security Agreement. At March 31, 1998, $110.8 million was outstanding under the Security Agreement. On March 26, 1998, a wholly-owned subsidiary of the Company entered into an Interim Warehouse and Security Agreement with Prudential for an amount not to exceed $350.0 million (the "Residential Security Agreement") for the purchase of certain mortgage loans. Indebtedness under the Residential Security Agreement is secured by the loans purchased with funds advanced under the Residential Security Agreement. At March 31, 1998, $198.1 million was outstanding under the Residential Security Agreement. The maximum aggregate loan amount to the Company and its subsidiaries from Prudential from these agreements and other outstanding agreements cannot exceed $1.0 billion.

     Subordinated Debt - On February 24, 1998 and March 10, 1998, the Company issued $290.0 million and $40.2 million, respectively, aggregate principal amount of senior subordinated notes. The notes bear interest at 9.875% per annum and mature on March 15, 2005. The net proceeds from the offerings aggregated approximately $320.7 million. The notes are unsecured obligations of the Company and are subordinated to prior payment of all existing and future senior debt and to indebtedness and other liabilities of the Company's subsidiaries.

3.   Shareholders' Equity

     On February 24, 1998, the Company issued options to purchase approximately 331,000 shares of common stock and approximately
166,000 restricted common shares to certain key employees and directors.

      On February 23, 1998, the Company completed a registered public offering of 5.2 million shares of common stock including the underwriters' over-allotment option. The net proceeds from such offering, after underwriters discount and offering expenses, aggregated approximately $147.2 million. The price to the public was $30.00 per share and the proceeds to the Company were $28.56 per share, after underwriting discounts.

4.   Comprehensive Income

      Effective January 1, 1998, the Company adopted statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows (in thousands):

                                           Three Months Ended March
                                                      31,
                                               1998           1997
  NET INCOME                                        $14,049         $8,561
  Other comprehensive loss, net of tax:
  Foreign currency translation adjsutments  $   104         $ (146)
  Unrealized gains on securities:
 Unrealized holding losses during period       (113)          (751)
 Less: Reclassification adjustment for
  gains included in net income               (2,751)
  Other comprehensive loss, net of tax               (2,760)          (897)
  COMPREHENSIVE INCOME                              $11,289         $7,664

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Overview

     The Company is a leading diversified financial services company with four principal lines of business: asset management, commercial mortgage banking, residential mortgage banking and commercial finance. The asset management business involves acquiring asset portfolios at a substantial discount to face value and managing and resolving such asset portfolios to maximize cash recoveries. In addition, in its asset management business, the Company provides special servicing for nonperforming and underperforming loans in commercial mortgage-backed bond trusts and similar securitized commercial asset-backed loan portfolios. The commercial mortgage banking business involves the full range of real estate capital markets functions, including the origination, warehousing, underwriting, placement, securitization and servicing of commercial real estate mortgages and commercial real estate brokerage. The residential mortgage banking business involves originating, acquiring, warehousing, securitizing and servicing nonconforming loans. In its commercial finance business, the Company focuses on (i) loans to franchisees of nationally recognized restaurant, hospitality and service organizations, (ii) loans to small business owners, (iii) structured finance and (iv) single family residential construction lending.

      Revenues from the Company's asset management activities primarily consist of earnings on asset portfolios, fees charged for the management of asset portfolios and for the successful resolution of the assets within such asset portfolios and gains on sale of investments. The Company's revenues from its commercial mortgage banking activities are primarily earned from fees generated by the (i) origination and underwriting of commercial real estate mortgage loans, (ii) placement of such loans with permanent investors and (iii) servicing of loans, interest earned on commercial loans held for sale and gains on the sale and securitization of commercial mortgage loans held for sale earned either through a joint venture, as was the case in 1997, or through the Company's own expected securitization activity. Revenues from the Company's residential mortgage banking activities primarily consist of interest earned on originated and purchased residential mortgage loans, accrued earnings on retained interests in securitizations and gains on the securitization and sale of residential mortgage loans and other related securities. Revenues from the Company's commercial finance business are primarily earned from interest and fees on structured finance activities, loans to franchisees of nationally recognized restaurant, hospitality and service organizations, loans to single family residential contractors, accrued earnings on retained interests in securitizations and gains on the securitization and sale of franchise loans and other related securities. Corporate and other revenues primarily consist of interest earned on investments, other miscellaneous income and intercompany eliminations. Corporate and other expenses primarily include corporate personnel and overhead and certain incentive compensation, unallocated interest expense and amortization of intangibles.

Results of Operations

       The   following  discussion  and  analysis  presents   the
significant changes in results of operations of the Company for the three months ended March 31, 1998 and 1997 by primary business lines. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

                                              Three Months Ended
(in thousands, except per share data)             March 31,
                                              1998         1997
Revenues:
   Asset management                         $31,016        $20,747
   Commercial mortgage banking               41,420         16,672
   Residential mortgage banking              55,208         36,431
   Commercial finance                        15,424          1,953
   Corporate, other and
     intercompany eliminations                   (5)          (963)
     Total revenues                         143,063         74,840
Operating expenses:
   Asset management                          17,795         11,021
   Commercial mortgage banking               33,188         12,246
   Residential mortgage banking              44,733         24,630
   Commercial finance                        11,791          2,071
   Corporate, other and intercompany
      eliminations                           12,649         11,266
     Total operating expenses               120,156         61,234
Operating profit:
   Asset management                          13,221          9,726
   Commercial mortgage banking                8,232          4,426
   Residential mortgage banking              10,475         11,801
   Commercial finance                         3,633           (118)
   Corporate, other and intercompany
      eliminations                          (12,654)       (12,229)
     Total operating profit                  22,907         13,606
Income tax expense                            8,858          5,045
Net income                                 $ 14,049        $ 8,561

Earnings per share (1):
  Basic                                    $   0.36        $  0.25
  Diluted                                      0.35           0.25
Weighted average shares outstanding:
  Basic                                      39,027         33,732
  Diluted                                    40,446         34,812

(1) Prior period restated for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per
 Share."

Three  Months Ended March 31, 1998 Compared to Three Months Ended
March 31, 1997

      The Company reported a 91% increase in revenues from $74.8 million to $143.1 million, a 68% increase in operating profit from $13.6 million to $22.9 million and a 64% increase in net income from $8.6 million to $14.0 million compared to the prior year period. The increases were due primarily to additional contributions by commercial mortgage banking, commercial finance and asset management operations. Diluted weighted average common shares outstanding increased 16% due primarily to the early 1998 public offering of the Company's common stock. Diluted earnings per share increased 40% from $0.25 to $0.35.

     Asset Management. Revenues for the three months ended March 31, 1998 primarily consisted of $21.5 million in interest income, $6.6 million in gain on sale of investments and $2.7 million in asset management and resolution fees. The $10.3 million increase in revenues from $20.7 million for the first three months of 1997 to $31.0 million for the three months ended March 31, 1998 was primarily comprised of a $7.2 million increase in interest income and a $6.4 million increase in gain on sale of investments offset, in part, by a $3.1 million decrease in management and resolution fees. Gain on sale of loans and investments increased due primarily to sales of commercial mortgage backed securities. Interest income increased due primarily to a significant increase in aggregate investments for the Company's own account since early 1997. Asset management and resolution fees decreased as a result of a shift in business away from primarily managing and investing in partnerships and joint ventures to investing in wholly-owned portfolios.

     Operating expenses for the quarter ended March 31, 1998 primarily consisted of $7.6 million in interest expense, $5.9 million in other general and administrative expenses and $3.7 million in personnel cost. The $6.8 million increase in expenses from $11.0 million for the prior year period to $17.8 million for the quarter ended March 31, 1998 was due primarily to a $4.4 million increase in interest expense related to the financing of increased levels of investments from early 1997 and a $2.4 million increase in other general and administrative expenses primarily related to increased real estate.

     Commercial Mortgage Banking. Revenues for the three months ended March 31, 1998 primarily consisted of $19.7 million in origination, underwriting and servicing revenues, $16.2 million in interest income and $4.8 million in income from equity affiliate. The $24.7 million increase in revenues from $16.7 million for the prior year period to $41.4 million for the three months ended March 31, 1998 primarily relates to an increase of $12.4 million in interest income due primarily to increased balances of commercial loans held for sale and interest on servicing related deposits both of which have increased significantly since early 1997, $8.0 million in mortgage banking and servicing revenues due primarily to transaction volume of $2.0 billion during the first three months of 1998 compared to $1.1 billion for the first three months of 1997 and income from equity affiliate of $3.7 million. Income from equity affiliate was from AMRESCO Capital's 50% share in a joint venture.

     Operating expenses for the quarter ended March 31, 1998 primarily consisted of $17.4 million in personnel expense, $9.9 million in interest expense and $5.4 million in other general and administrative expense. The $21.0 million increase in expenses from $12.2 million for the prior year period to $33.2 million for the quarter ended March 31, 1998 was due primarily to an increase of $8.9 million in interest expense related to financing an increased balance of commercial loans held for sale, an $8.6 million increase in personnel expenses primarily related to commissions on increased originations and increased number of personnel and an increase of $3.2 million in other general and administrative expense due to expanded operations.

     Residential Mortgage Banking. Revenues for the three months ended March 31, 1998 primarily consisted of $38.0 million in interest income and $15.9 million of gains on securitization and sale of residential mortgage loans. The $18.8 million increase in revenues from $36.4 million for the prior year period to $55.2 million for the three months ended March 31, 1998 primarily related to increased levels of loan originations, acquisitions and securitizations. The increase in revenues was primarily comprised of a $21.1 million increase in interest income related to loans held for sale, which have increased significantly since early 1997, and retained interests in securitizations (including related hedging and mark-to-market activities).

     Operating expenses for the quarter ended March 31, 1998 primarily consisted of $23.4 million in interest expense, $11.0 million in personnel expense, $5.0 million in other general and administrative expense and a $4.8 million provision for loan losses. Operating expenses increased by $20.1 million from $24.6 million for the prior year period to $44.7 million for the quarter ended March 31, 1998. This increase primarily consisted of $12.7 million in interest expense, $3.4 million in provision for loan losses, $2.6 million in personnel expense and $1.3 million in other general and administrative expenses. Interest expense primarily related to borrowings under warehouse loans payable which funded the origination, acquisition and warehousing of mortgage loans held for sale. Personnel and other general and administrative costs increased significantly from the prior year period due primarily to the increased operations of the wholesale/retail business.

     Commercial Finance. Revenues for the three months ended March 31, 1998 primarily consisted of $12.9 million of interest income and $1.6 million of gain on securitization and sale of loans and investments. The $13.4 million increase in revenues from $2.0 million for the prior year period to $15.4 million for the three months ended March 31, 1998 relates primarily to the acquisition of the operations of Commercial Lending Corporation ("ACLC") in March 1997 and increased lending activity. Interest income increased $10.9 million due primarily to interest earned on loans and securities retained in securitizations, both of which have increased significantly since early 1997. The $1.6 million gain primarily relates to gain on the transfer to the securitization trustee of approximately $25.0 million of franchise loans securitized in December 1997 by ACLC.

     Operating expenses for the quarter ended March 31, 1998 primarily consisted of $5.8 million in interest expense, $2.8 million in personnel cost, a $1.6 million provision for loan losses and $1.7 million in other general and administrative expenses. The $9.7 million increase in expenses from $2.1 million for the prior year to $11.8 million for the quarter ended March 31, 1998 was due primarily to an increase of $5.2 million in interest expense related to the financing for increased levels of loans held for sale and investments from 1997, $2.1 million in personnel expense related to expanded operations due primarily to the acquisition of ACLC, $1.3 million in other general and administrative expenses primarily related to expanded operations and $1.1 million of additional provision for loan losses.

      Corporate, Other and Intercompany Eliminations. Operating losses for the three months ended March 31, 1998 increased $0.4 million due primarily to increases in interest costs, overhead related to expanded operations and amortization of intangibles related  to  acquisitions.  The rapid growth  of  the  commercial mortgage banking, residential mortgage banking and commercial finance operations have necessitated the hiring of additional personnel and the related development of corporate infrastructure. The Company anticipates that the costs associated with the corporate function will continue to decrease as a percentage of revenues over time as the corporate support systems and infrastructure are able to support a greater base of revenue generating operations.


Liquidity and Capital Resources

      Cash and equivalents totaled $35.2 million at March 31, 1998. Cash flows used in operating activities plus principal collections on loans, asset portfolios and asset-backed securities investments totaled a use of $66.4 million for the first three months of 1998 compared to a use of $46.9 million for the same period in 1997. The variance from the prior period was due primarily to providing financing for the increased balance of loans held for sale not covered by the warehouse line offset, in part, by increased principal collections on loans, asset portfolios and asset-backed securities. The following table is a summary of selected cash flow activity and debt ratios during the first three months of 1998 and 1997 (dollars in thousands):

                                               For the Three Months
                                                  Ended March 31,
                                                 1998       1997
Net cash used in operating activities       $(198,702)   $ (72,391)
Net cash used in investing activities        (176,975)     (72,398)
Net cash provided by financing activities     384,971      149,320
Other financial measures:
Cash flow from operations and collections on
loans, asset portfolios and asset-backed
securities.                                   (66,427)     (46,946)
Cash provided by new capital and borrowings,
net (excluding warehouse loans payable)       381,657      148,573
Cash used for purchase of asset portfolios
and asset-backed securities and originations
 of loans                                    (299,603)    (130,577)
EBITDA (1)                                     77,026       32,737
Interest coverage ratio (2)                       1.5x         2.0x

The following table is a summary of selected debt ratios as of March 31, 1998 and December 31, 1997:

                                          1998       1997
Ratio of total debt to equity             5.0:1      5.2:1
Ratio of core debt to equity (3)          1.9:1      2.1:1


(1) EBITDA is calculated as operating income before interest, income taxes, depreciation and amortization. The Company has included information concerning EBITDA because EBITDA is one measure of an issuer's historical ability to service its indebtedness. EBITDA should not be considered as an alternative to, or more meaningful than, net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

(2) Interest coverage ratio means the ratio of earnings before interest, taxes, depreciation and amortization to cash interest expense.

(3)  Excludes indebtedness under warehouse lines of credit.

     The following table shows the components of the Company's capital structure, including certain short-term debt, as of March
31, 1998 and December 31, 1997 (dollars in millions):


                                     1998             1997
                                           % of             % of
                                  Dollars  Total   Dollars  Total
  Shareholders' equity           $ 591.0     17%    $ 408.5   16%
  Senior notes                      57.5      2        57.5    2
  Senior subordinated notes        580.2     16       250.0   10
  Mortgage warehouse loans       1,845.5     52     1,268.6   51
  Notes payable                    457.4     13       531.6   21
  Total                         $3,531.6    100%   $2,516.2  100%

     Total assets increased $1.0 billion to $3.6 billion at March 31, 1998 from $2.6 billion at December 31, 1997. This increase was due primarily to an increase in loans held for sale, asset-backed securities, loans and investments in real estate portfolios.

     During the next twelve months, the Company intends to pursue
(i) additional investment opportunities by acquiring assets both for its own account and as an investor with various capital partners who acquire such investments, (ii) additional loans by the commercial finance business and (iii) expansion of other businesses - including an anticipated $30.0 million investment in AMRESCO Capital Trust, a real estate investment trust, which is expected to close in May 1998. The funds for such growth are anticipated to be provided by cash flows and borrowings under the Company's Revolving Loan Agreement or other debt facilities. As a result, interest expense for the remainder of 1998 is expected to be higher than interest expense for the corresponding period in 1997.

      The Company believes its funds on hand of $35.2 million at March 31, 1998, its cash flow from operations, and its unused borrowing capacity under its credit lines should be sufficient to meet its anticipated operating needs and capital expenditures, as well as planned new investments, into 1999.

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

                                   AMRESCO, INC.
                                   Registrant


Date:  May 4, 1998                 By: /s/Barry L. Edwards
                                   Barry L. Edwards
                                   Executive Vice President
                                   and Chief Financial Officer