Form 10-Q
period 1998-06-30
AMRESCO INC
filed 1998-08-14
CIK 225569

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q

          (Mark One)
     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1998

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

 44,277,282 shares of common stock, $.05 par value per share, as of
                          August 10, 1998.




                            AMRESCO, INC.
                                INDEX


                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - June 30, 1998 and                   3
December 31, 1997

Consolidated Statements of Income - Three and Six
Months Ended June 30, 1998 and 1997                               4

Consolidated Statement of Shareholders' Equity -
Six Months Ended June 30, 1998                                    5

Consolidated Statements of Cash Flows - Six
Months Ended June 30, 1998 and 1997                               6

Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                     9


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds               18

Item 4.  Submission of Maters to a Vote of Security Holders      18

Item 6.  Exhibits and Reports on Form 8-K                        19

SIGNATURE                                                        19


                   PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            AMRESCO, INC.
                     CONSOLIDATED BALANCE SHEETS
               (In thousands, except for share amounts)

                                                    June 30,    December 31,
                                                    1998      1997
                                                  (Unaudited)
                     ASSETS
Cash and cash equivalents                          $   35,051    $   25,866
Loans held for sale, net                            1,894,241     1,330,337
Loans and asset portfolios, net                       858,363       648,694
Retained interests in securitizations - trading
(at fair value)                                       392,753       294,062
Asset backed and other securities - available for
sale (at fair value)                                  192,551       107,677
Accounts receivable, net of reserves of $395 and
$455, respectively                                     16,168        19,183
Deferred income taxes                                  38,482        28,324
Premises and equipment, net of accumulated
depreciation of $13,251 and $10,641, respectively      14,351        10,147
Intangible assets, net of accumulated amortization
of $25,018 and $20,038, respectively                  145,325       113,841
Other assets                                           91,276        55,717
TOTAL ASSETS                                       $3,678,561    $2,633,848

                LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable                                   $   37,422    $   22,821
Accrued employee compensation and benefits             24,581        33,609
Notes payable                                         611,741       583,442
Warehouse loans payable                             1,669,824     1,216,796
Senior notes                                           57,500        57,500
Senior subordinated notes                             580,190       250,000
Income taxes payable                                    9,882        19,185
Other liabilities                                      76,020        41,995
Total liabilities                                   3,067,160     2,225,348

SHAREHOLDERS' EQUITY:
Common stock, $0.05 par value, authorized
150,000,000 shares; 42,918,044 and 36,543,210
shares issued, respectively                             2,147         1,827
Capital in excess of par                              436,431       257,941
Reductions for employee stock                          (6,095)       (2,713)
Treasury stock, $0.05 par value, 24,339 shares in
1998 and 1997, respectively                              (160)         (160)
Accumulated other comprehensive income                  2,123         8,359
Retained earnings                                     176,955       143,246
Total shareholders' equity                            611,401       408,500
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $3,678,561    $2,633,848

           See notes to consolidated financial statements.

                            AMRESCO, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data)
                             (Unaudited)



                                                  Three Months          Six Months
                                                     Ended                 Ended
                                                    June 30,               June 30,
                                                  1998     1997         1998      1997

  REVENUES:
   Interest and other investment income         $108,849   $ 45,319  $197,418   $81,334
   Gain on sale of loans and investments, net     34,917     26,515    59,683    44,626
   Mortgage banking and servicing fees            27,145     16,025    48,551    29,353
   Asset management and resolution fees            4,175      6,164     6,832    11,891
   Income from equity affiliate                    1,589      9,401     6,354    10,457
   Other revenues                                  1,227        457     2,127     1,060
    Total revenues                               177,902    103,881   320,965   178,721

  EXPENSES:
   Interest                                       62,150     25,253   111,993    41,412
   Personnel                                      51,928     35,181    93,276    64,976
   Other general and administrative               19,722     13,660    37,564    24,048
   Provision for loan and asset portfolio losses   6,718      5,298    13,565     7,218
   Depreciation and amortization                   5,155      3,803     9,431     6,775
    Total expenses                               145,673     83,195   265,829   144,429

  Income before income taxes                      32,229     20,686    55,136    34,292
  Income tax expense                              12,569      8,200    21,427    13,245
  NET INCOME                                    $ 19,660    $12,486   $33,709   $21,047

Earnings per share:
Basic                                           $   0.46    $  0.35   $  0.83   $  0.61
Diluted                                             0.45       0.34      0.80      0.59

Weighted average number of common shares
  outstanding
Basic                                             42,457     35,709    40,742    34,720
Diluted                                           44,003     36,653    42,224    35,733

See notes to consolidated financial statements.

                            AMRESCO, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   Six Months Ended June 30, 1998
                  (In thousands, except share data)
                             (Unaudited)



                        Common Stock                  Reductions         Accumulated
                       $0.05 Par Value   Capital in    for                Other                    Total
                      Number of           Excess of   Employee  Treasury Comprehensive Retained  Shareholders'
                       Shares    Amount      Par        Stock     Stock     Income      Earnings     Equity
JANUARY 1, 1998       36,543,210 $1,827  $257,941    $(2,713)   $(160)    $ 8,359      $143,246  $408,500

Common stock offering
net of offering costs  5,175,000    259   147,273                                                 147,532

Issuance of common stock
for purchase of
subsidiaries             442,640     21    12,240                                                  12,261

Issuance of common
stock for earnout        335,761     17     8,690                                                   8,707

Exercise of stock
options (including
tax benefit)             263,877     15     5,445                                                   5,460

Grant of restricted
 stock                   165,556      8     4,990    (4,998)

Cancellation of
restricted stock          (8,000)            (148)      148

Amortization of
unearned stock
compensation                                          1,468                                          1,468

Realized gain on
securities available                                                         (4,889)                (4,889)
for sale

Unrealized loss on
securities available                                                           (819)                  (819)
for sale

Foreign currency
translation adjustments                                                        (528)                  (528)

Net income                                                                                  33,709   33,709

June 30, 1998       42,918,044  $2,147   $436,431   $(6,095)    $(160)      $ 2,123       $176,955 $611,401

           See notes to consolidated financial statements.



                            AMRESCO, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                             (Unaudited)
                                                            Six Months
                                                              Ended
                                                             June 30,
                                                          1998    1997
OPERATING ACTIVITIES:
Net income                                           $  33,709  $  21,047
Adjustments to reconcile net income to net cash used
in operating activities:
Gain on sale of loans and investments                  (59,683)   (44,626)
Undistributed earnings of equity affiliate              (3,514)   (10,457)
Depreciation and amortization                            9,431      6,775
Accretion of interest income                           (10,915)   (18,120)
Provision for loan and investment losses                13,565      7,218
Deferred tax benefit                                    (6,525)    (7,305)
Other                                                    1,468        827
Increase (decrease) in cash for changes in (exclusive
of assets and liabilities acquired in business
combinations):
Accounts receivable                                      3,015        551
Loans held for sale, net                              (642,705)  (431,684)
Retained interests in securitizations                   29,795       (778)
Other assets                                           (35,056)    (5,656)
Accounts payable and accrued compensation and benefits  14,507      1,722
Warehouse loans payable                                453,028    342,883
Income taxes payable                                    (9,303)     4,887
Other liabilities                                       24,469      5,319
Net cash used in operating activities                 (184,714)  (127,397)
INVESTING ACTIVITIES:
Sale of temporary investments, net                                 34,190
Origination of loans and purchase of asset
portfolios                                            (498,667)  (259,601)
Collections on loans and asset portfolios              288,173     74,431
Purchase of asset-backed securities - available for
sale                                                  (103,891)   (49,975)
Proceeds from sale of and collections on asset-
backed securities - available for sale                  18,653     26,688
Cash used for purchase of subsidiaries                 (22,990)    (2,176)
Investment in and advances to joint venture             (4,999)    (9,530)
Distribution from joint venture                         21,498
Purchase of premises and equipment                      (5,879)    (2,219)
Net cash used in investing activities                 (308,102)  (188,192)
FINANCING ACTIVITIES:
Net proceeds from notes payable and other debt         892,608    586,923
Repayment of notes payable and other debt             (864,427)  (464,882)
Proceeds from issuance of senior subordinated notes    320,828    186,631
Proceeds from common stock offering                    147,532
Stock options exercised and tax benefit from
employee stock compensation                              5,460      1,019
Net cash provided by financing activities              502,001    309,691
Net increase (decrease) in cash and cash equivalents     9,185     (5,898)
Cash and cash equivalents, beginning of period          25,866     29,046
Cash and cash equivalents, end of period             $  35,051  $  23,148
SUPPLEMENTAL DISCLOSURE:
Exchange of loans held for sale for retained
interests in securitizations                         $  74,051  $  44,875
Interest paid                                           63,040     34,226
Income taxes paid                                       27,224     16,249
Common stock issued for the purchase of                 20,968     31,740
subsidiaries and earnouts
Common stock issued for unearned stock
compensation, net                                        4,850      3,268

See notes to consolidated financial statements

                            AMRESCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1998
                             (Unaudited)

1.   Basis of Presentation and Summary of Significant Accounting Policies

      The accompanying unaudited consolidated financial statements of AMRESCO, INC. and subsidiaries (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

     Retained interests in securitizations are classified as trading and are carried at estimated fair market value. Changes in market value are included in earnings. Cash flows for retained interests in securitizations are generally subordinated to other security holders in a securitization trust. The retained interests in securitizations are valued at the discounted present value of the cash flows expected to be realized over the anticipated average life of the assets sold after estimated future credit losses, estimated prepayments and normal servicing and other related fees. The discounted present value of such retained interests is computed using management's assumptions of market discount rates, prepayment rates, default rates, credit losses and other costs. The carrying value of the retained interests in securitizations is determined by the Company on a disaggregated basis and considers historical prepayment and loss experience, economic conditions and trends, collateral values and other relevant factors. The discount rate used to value the retained interests is influenced primarily by volatility and predictability of the underlying cash flows which generally become more certain as the securities season. The weighted average discount rate used to value the Company's residual strips at June 30, 1998 was 17.8%. The
Company has utilized a 20% discount rate in its home equity and franchise loan securitizations and a 15% discount rate in its small business loan securitization (completed by commercial finance) in 1998 for initial valuation purposes. The lower discount rate on the small business loan securitization was due to the reduced risk related to a better borrower cross-collateralization feature in these securitizations.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters for fiscal years beginning after June 15, 1999. The Company has not yet determined the impact on the Consolidated Financial Statements upon adoption of this standard.

2.   Notes Payable and Other Debt

      Revolving Loan Agreement - During 1998, the Company amended its revolving loan agreement (the "Revolving Loan Agreement") with a syndicate of lenders, led by NationsBank of Texas, N.A. The Revolving Loan Agreement was amended to provide for a revolving commitment of $490.0 million and a term commitment of $100.0 million, subject to a combined borrowing limit of $550.0 million. As of June 30, 1998, $372.3 million was outstanding under the Revolving Loan Agreement.

      Warehouse Debt - On January 8, 1998, a wholly-owned subsidiary of the Company entered into an amendment of a Whole Loan Financing Facility which replaced an existing warehouse agreement, with Credit Suisse First Boston Mortgage Capital LLC for an amount not to exceed $700.0 million (the "Facility") to finance the acquisition and warehousing of mortgage loans. Indebtedness under the Facility is secured by the loans originated with funds advanced under the Facility. As of June 30, 1998, $430.7 million was outstanding under the Facility.

     On February 26, 1998, a wholly-owned subsidiary of the Company entered into an Interim Warehouse and Security Agreement with Prudential Securities Credit Corporation ("Prudential") for an amount not to exceed $250.0 million (the "Security Agreement"). The Security Agreement provides a maximum loan balance of $100.0 million for the origination of certain commercial loans and a maximum loan balance of $150.0 million for the origination of certain franchise and construction loans. Indebtedness under the Security Agreement is secured by the loans originated with funds advanced under the Security Agreement. At June 30, 1998, $63.4 million was outstanding under the Security Agreement. On March 26, 1998, a wholly-owned subsidiary of the Company entered into an Interim Warehouse and Security Agreement with Prudential for an amount not to exceed $350.0 million (the "Residential Security Agreement") for the origination and purchase of certain mortgage loans. Indebtedness under the Residential Security Agreement is secured by the loans originated or purchased with funds advanced under the Residential Security Agreement. At June 30, 1998, $291.8 million was outstanding under the Residential Security Agreement. The maximum aggregate loan amount to the Company and its subsidiaries from Prudential from these agreements and other outstanding agreements cannot exceed $1.0 billion.

      On April 14, 1998, a wholly-owned subsidiary of the Company entered into an amendment of a Loan and Security Agreement with Aspen Funding Corp. for an amount not to exceed $470.0 million to finance the acquisition and warehousing of mortgage loans and the acquisition of certain eligible securities. Indebtedness under the Loan and Security Agreement is secured by the loans originated with funds advanced under the Loan and Security Agreement. As of June 30, 1998, $82.6 million was outstanding under the Loan and Security Agreement.

      Commercial Paper Conduit - On June 26, 1998, a wholly-owned subsidiary of the Company entered into a Transfer and Administration Agreement with Kitty Hawk Funding Corporation for an amount not to exceed $75.0 million to provide transfer financing to residential construction builders. Indebtedness under the Transfer and Administration Agreement is secured by the loans originated with funds advanced under the Transfer and Administration Agreement. As of June 30, 1998, $74.4 million was outstanding under the Transfer and Administration Agreement.

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

3.   Shareholders' Equity

  On February 24, 1998, the Company issued options to purchase approximately 331,000 shares of common stock and approximately 166,000 shares of restricted common stock to certain key employees and directors.

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

                                    Three Months Ended            Six Months Ended
                                         June 30,                     June 30,
                                    1998          1997          1998            1997
  NET INCOME                              $19,660         $12,486       $33,709     $21,047
  Other comprehensive loss,net
  of tax:
  Foreign currency translation
   adjustments                     $ (632)        $ 64            $ (528)      $(82)
  Unrealized gains on securities:
 Unrealized holding gains
  (losses) during period             (706)         928              (819)       177
 Less: Reclassification adjustment
 for Gains included in net income  (2,138)                        (4,889)
 Other comprehensive income (loss),
   net of tax                             (3,476)            992         (6,236)         95
  COMPREHENSIVE INCOME                   $16,184         $13,478        $27,473     $21,142

5.   Subsequent Events

       On July 16, 1998, the Company purchased the assets of Independence Funding Co. L.L.P. ("IFC") and TeleCapital L.P. ("TeleCapital") for approximately 1.3 million shares of the Company's common stock and cash of $44.0 million. IFC's primary line of business is providing long term financing to small businesses and TeleCapital's primary line of business is providing financing to the pay phone industry.

     On August 11, 1998, the Company acquired Mortgage Investors Corporation ("MIC"), a privately held specialized producer of veteran's administration streamlined re-financed loans, by merging a wholly-owned subsidiary of the Company with MIC. The merger agreement provided for an acquisition price of approximately 1.8 million shares of the Company's common stock and $2.6 million in cash. Additionally, the Company will pay an annual earnout over a three-year period, the total of which will not exceed $105.0 million, comprised of approximately 82% in the Company's common stock and 18% cash.

     Effective July 28, 1998, the Company adopted the AMRESCO, INC. 1998 Stock Option and Award Plan (the "Plan"), which permits the grant of Nonqualified Stock Options, Incentive Options, Performance Shares and Restricted Stock (as defined), and granted options to purchase approximately 1.4 million shares of common stock under the Plan. Additionally, on July 28, 1998, the Company granted the option to purchase approximately 1.2 million and 0.1 million shares of common stock under the AMRESCO, INC. 1997 and 1995 Stock Option and Award Plans, respectively.

       In August 1998, the Company received $737.5 million in commitments on a revolving loan agreement (the "Revolving Loan Agreement") to replace its $550.0 million revolving loan agreement. The Revolving Loan Agreement will be closed with a syndicate of lenders led by NationsBank, N.A. (Administrative Agent) and Credit
Suisse First Boston (Syndication Agent) within the next two weeks. The Revolving Loan Agreement provides for initial revolving commitments of $168.8 million and $506.2 million, which mature 364 days and three years from the date of the Revolving Loan Agreement, respectively, and a term commitment of $62.5 million, which matures August 2003. The Company may increase the Revolving Loan Agreement through the addition of commitments under either the revolving or the term portion. Interest under the Revolving Loan Agreement is based upon LIBOR or the prime interest rate plus a spread as determined by the Company's leverage ratio. The Revolving Loan Agreement is secured by substantially all of the assets of the Company not pledged under other credit facilities, including stock of a majority of the Company's subsidiaries.

Item 2.       Management's  Discussion  and  Analysis  of   Financial
      Condition and Results of Operations

Overview

     The Company is a leading diversified financial services company with four principal lines of business: asset management, commercial mortgage banking, home equity lending (previously residential mortgage banking) and commercial finance. The asset management business involves acquiring asset portfolios at a discount to face value and managing and resolving such asset portfolios to maximize cash recoveries. In addition, in its asset management business, the Company provides special servicing for nonperforming and underperforming loans in commercial mortgage-backed bond trusts and similar securitized commercial asset-backed loan portfolios. The commercial mortgage banking business involves the full range of real estate capital markets functions, including the origination, warehousing, underwriting, placement, securitization and servicing of commercial real estate mortgages and commercial real estate brokerage. The home equity lending business involves originating, acquiring, warehousing, securitizing and servicing nonconforming loans. In its commercial finance business, the Company focuses on
(i) loans to franchisees of nationally recognized restaurant, hospitality and service organizations, (ii) loans to small business owners, (iii) real estate structured finance, (iv) communications finance and (v) single family residential construction lending.

       Revenues from the Company's asset management activities primarily consist of earnings on asset portfolios, fees charged for the management of asset portfolios and for the successful resolution of the assets within such asset portfolios and gains on sale of investments. The Company's revenues from its commercial mortgage banking activities are primarily earned from fees generated by the
(i) origination and underwriting of commercial real estate mortgage loans, (ii) placement of such loans with permanent investors and
(iii) servicing of loans, interest earned on commercial loans held for sale and deposits, and gains on the sale and securitization of commercial mortgage loans held for sale earned either through a joint venture, as was the case in 1997, or through the Company's own expected securitization activity. Revenues from the Company's home equity lending activities primarily consist of interest earned on originated and purchased residential loans, accrued earnings on retained interests in securitizations, gains on the securitization and sale of residential loans and other related securities and fees generated by the origination, underwriting and servicing of residential loans. Revenues from the Company's commercial finance business are primarily earned from (i) interest and fees on real estate structured finance activities, loans to franchisees of nationally recognized restaurant, hospitality, service organizations and other small business owners and loans to single family residential contractors, (ii) accrued earnings on retained interests in securitizations and (iii) gains on the securitization and sale of franchise loans and other related securities. Corporate and other revenues primarily consist of interest earned on investments, other miscellaneous income and intercompany eliminations. Corporate and other expenses primarily include corporate personnel and overhead and certain incentive compensation, unallocated interest expense and amortization of intangibles.

     Retained interests in securitizations are classified as trading and are carried at estimated fair market value. Changes in market value are included in earnings. Cash flows for retained interests in securitizations are generally subordinated to other security holders in a securitization trust. The retained interests in securitizations are valued at the discounted present value of the cash flows expected to be realized over the anticipated average life of the assets sold after estimated future credit losses, estimated prepayments and normal servicing and other related fees. The discounted present value of such retained interests is computed using management's assumptions of market discount rates, prepayment rates, default rates, credit losses and other costs. The carrying value of the retained interests in securitizations is determined by the Company on a disaggregated basis and considers historical prepayment and loss experience, economic conditions and trends, collateral values and other relevant factors. The actual weighted average annual prepayment rate on the Company's home equity securitizations was 21.4% for the period from inception of each security through May 29, 1998 as compared to the originally modeled projection of 18.7%. Prepayment rates on the Company's franchise and small business loan securitizations are in line with expectations. Current valuations take into account the change in prepayment assumptions as well as other assumptions influenced by market conditions. The discount rate used to value the retained interests is influenced primarily by volatility and predictability of the underlying cash flows which generally become more certain as the securities season. The weighted average discount rate used to value the Company's residual strips at June 30, 1998 was 17.8%. The Company has utilized a 20% discount rate in its home equity and franchise loan securitizations and a 15% discount rate in its small business loan securitization (completed by commercial finance) in 1998 for initial valuation purposes. The lower discount rate on the small business loan securitization was due to the reduced risk related to a better borrower cross-collateralization feature in these securitizations.

Results of Operations

      The following discussion and analysis presents the significant changes in results of operations of the Company for the three and six months ended June 30, 1998 and 1997 by primary business lines. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

                                          Three Months        Six Months
(in thousands, except per share data)        Ended              Ended
data)                                      June 30,            June 30,
                                        1998     1997      1998        1997
Revenues:
   Asset management                 $ 33,619   $ 27,420    $ 64,635   $ 48,167
   Commercial mortgage banking        47,012     27,640      88,432     44,312
   Home equity lending                64,448     34,783     119,656     71,214
   Commercial finance                 32,329     13,883      47,753     15,836
   Corporate, other and intercompany     494        155         489       (808)
    eliminations
     Total revenues                  177,902    103,881     320,965    178,721
Operating expenses:
   Asset management                   21,088     18,503      38,883     29,524
   Commercial mortgage banking        39,376     16,894      72,564     29,140
   Home equity lending                53,633     27,181      98,366     51,811
   Commercial finance                 15,182      6,948      26,973      9,019
   Corporate, other and               16,394     13,669      29,043     24,935
intercompany eliminations
     Total operating expenses        145,673     83,195     265,829    144,429
Operating profit:
   Asset management                   12,531      8,917      25,752     18,643
   Commercial mortgage banking         7,636     10,746      15,868     15,172
   Home equity lending                10,815      7,602      21,290     19,403
   Commercial finance                 17,147      6,935      20,780      6,817
   Corporate, other and              (15,900)   (13,514)    (28,554)   (25,743)
intercompany eliminations
     Total operating profit           32,229     20,686      55,136     34,292
Income tax expense                    12,569      8,200      21,427     13,245
Net income                          $ 19,660   $ 12,486    $ 33,709   $ 21,047

Earnings per share (1):
  Basic                             $   0.46   $   0.35    $   0.83   $   0.61
  Diluted                               0.45       0.34        0.80       0.59
Weighted average shares
outstanding:
  Basic                               42,457     35,709      40,742     34,720
  Diluted                             44,003     36,653      42,224     35,733

(1) Prior period restated for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share."

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

      The Company reported a 71% increase in revenues from $103.9 million to $177.9 million, a 56% increase in operating profit from $20.7 million to $32.2 million and a 57% increase in net income from $12.5 million to $19.7 million compared to the prior year period. The increases were due primarily to additional contributions by commercial finance, asset management and home equity lending. Diluted weighted average common shares outstanding increased 20% due primarily to the early 1998 public offering of the Company's common stock. Diluted earnings per share increased 32% from $0.34 to $0.45.

     Asset Management. Revenues for the three months ended June 30, 1998 primarily consisted of $24.8 million in interest income, $4.2 million in gain on sale of investments and $4.2 million in asset management and resolution fees. The $6.2 million increase in revenues from $27.4 million for the second quarter of 1997 to $33.6 million for the second quarter of 1998 was primarily comprised of a $8.8 million increase in interest income offset, in part, by a $2.0 million decrease in management and resolution fees and a $0.7 million reduction on gain on sale of investments. Interest income increased due primarily to a significant increase in aggregate investments for the Company's own account since early 1997. Asset management and resolution fees decreased as a result of a shift in business away from primarily managing and investing in partnerships and joint ventures to investing in wholly-owned portfolios. The decrease in gain on sale of investments was due primarily to a larger commercial mortgage backed securities sale gain in 1997.

     Operating expenses for the quarter ended June 30, 1998 primarily consisted of $9.8 million in interest expense, $6.2 million in other general and administrative expenses, $3.9 million in personnel cost and a $1.1 million provision for loan and asset portfolio losses. The $2.6 million increase in expenses from $18.5 million for the prior year period to $21.1 million for the quarter ended June 30, 1998 was due primarily to a $3.4 million increase in interest expense related to the financing of increased levels of investments from the second quarter of 1997 and a $1.8 million increase in other general and administrative expenses primarily related to increased real estate balances offset, in part, by a $1.4 million decrease in provision for loan and asset portfolio losses and a $1.0 million decrease in personnel expenses.

     Commercial Mortgage Banking. Revenues for the quarter ended June 30, 1998 primarily consisted of $26.1 million in origination, underwriting and servicing revenues and $20.4 million in interest income. The $19.4 million increase in revenues from $27.6 million for the prior year period to $47.0 million for the quarter ended June 30, 1998 primarily relates to an increase of $15.8 million in interest income due primarily to increased balances of commercial loans held for sale and interest on servicing related deposits, both of which have increased significantly since early 1997, and an increase of $12.4 million in mortgage banking and servicing revenues due primarily to transaction volume of $3.4 billion during the second quarter of 1998 compared to $1.7 billion for the second quarter of 1997 offset, in part by a $7.8 million decrease in income from equity affiliate (income from equity affiliate was from the AMRESCO Capital L.P. 50% share in a joint venture).

     Operating expenses for the quarter ended June 30, 1998 primarily consisted of $20.2 million in personnel expense, $11.5 million in interest expense and $6.9 million in other general and administrative expense. The $22.5 million increase in expenses from $16.9 million for the prior year period to $39.4 million for the quarter ended June 30, 1998 was due primarily to an increase of $10.3 million in interest expense related to financing an increased balance of commercial loans held for sale, a $9.2 million increase in personnel expenses primarily related to commissions on increased originations and increased number of personnel due to expanded operations and an increase of $3.5 million in other general and administrative expense due to expanded operations.

      Home Equity Lending. Revenues for the three months ended June 30, 1998 primarily consisted of $46.2 million in interest income and $16.4 million of gains on securitization and sale of residential loans. The $29.7 million increase in revenues from $34.8 million for the prior year period to $64.4 million for the quarter ended June 30, 1998 primarily related to increased levels of loan originations, acquisitions and securitizations. The increase in revenues was primarily comprised of a $28.2 million increase in interest income related to loans held for sale, which have increased significantly since the second quarter of 1997, and retained interests in securitizations (including related hedging and mark-to-market activities).

     Operating expenses for the quarter ended June 30, 1998 primarily consisted of $29.5 million in interest expense, $14.0 million in personnel expense, $5.6 million in other general and administrative expense and $3.8 million in provision for loan losses. Operating expenses increased by $26.4 million from $27.2 million for the prior year period to $53.6 million for the quarter ended June 30, 1998. This increase primarily consisted of $17.6 million in interest expense, $3.9 million in personnel expense and $3.3 million in provision for loan losses. Interest expense primarily related to borrowings under warehouse loans payable which funded the origination, acquisition and warehousing of mortgage loans held for sale. Personnel costs increased significantly from the prior year period due primarily to the increased operations of the wholesale/retail business and the provision for loan losses increased due to increased levels of under-performing loans.

     Commercial Finance. Revenues for the three months ended June 30, 1998 primarily consisted of $17.2 million of interest income and $15.4 million of gain on securitization and sale of loans. The $18.4 million increase in revenues from $13.9 million for the prior year period to $32.3 million for the three months ended June 30, 1998 relates primarily to a $10.6 million increase in interest income and a $9.0 million increase in gain on sale of loans and investments. The increase in interest and other investment income was due primarily to loan payoffs and interest earned on loans and securities retained in securitizations, both of which have increased significantly since the second quarter of 1997. The increase in gain on sale of loans and investments was due primarily to the securitization and sale of approximately $119.7 million of small business loans.

     Operating expenses for the quarter ended June 30, 1998 primarily consisted of $8.6 million in interest expense, $3.6 million in personnel cost, and a $1.8 million provision for loan losses. The $8.3 million increase in expenses from $6.9 million for the prior year to $15.2 million for the quarter ended June 30, 1998 was due primarily to an increase of $5.4 million in interest expense related to the financing for increased levels of loans held for sale and investments from 1997 and $1.8 million in personnel expense related to expanded operations.

      Corporate,  Other  and  Intercompany  Eliminations.   Operating
losses for the three months ended June 30, 1998 increased $2.4 million due primarily to increases in overhead related to expanded operations and amortization of intangibles related to acquisitions. The rapid growth of the commercial mortgage banking, home equity lending and commercial finance operations have necessitated the hiring of additional personnel and the related development of corporate infrastructure. The Company anticipates that the costs associated with the corporate function will continue to decrease as a percentage of revenues over time as the corporate support systems and infrastructure are able to support a greater base of revenue generating operations.

Six  Months Ended June 30, 1998 Compared to Six Months Ended June 30,
1997

      The Company reported an 80% increase in revenues from $178.7 million to $321.0 million, a 61% increase in operating profit from $34.3 million to $55.1 million and a 60% increase in net income from $21.0 million to $33.7 million compared to the prior year period. The increases were due primarily to significant additional contributions by commercial finance and asset management operations. Diluted weighted average common shares outstanding increased 18% due primarily to the early 1998 public offering of the Company's common stock. Diluted earnings per share increased 36% from $0.59 to $0.80.

     Asset Management. Revenues for the six months ended June 30, 1998 primarily consisted of $46.3 million in interest income, $10.8 million in gain on sale of investments and $6.8 million in asset management and resolution fees. The $16.4 million increase in revenues from $48.2 million for the first six months of 1997 to $64.6 million for the six months ended June 30, 1998 was primarily comprised of a $16.1 million increase in interest and investment income and a $5.6 million increase in gain on sale of investments offset, in part, by a $5.1 million decrease in management and resolution fees. Interest income increased due primarily to a significant increase in aggregate investments for the Company's own account from 1997. Gain on sale of loans and investments increased due primarily to higher current year sales of commercial mortgage backed securities and real estate. Asset management and resolution fees decreased as a result of a shift in business away from primarily managing and investing in partnerships and joint ventures to investing in wholly-owned portfolios.

     Operating  expenses  for  the six months  ended  June  30,  1998 primarily consisted of $17.5 million in interest expense, $12.1 million in other general and administrative expenses and $7.6 million in personnel cost. The $9.4 million increase in expenses from $29.5 million for the prior year period to $38.9 million for the year-to-date period ended June 30, 1998 was due primarily to a $7.8 million increase in interest expense related to the financing of increased levels of investments from early 1997 and a $4.2 million increase in other general and administrative expenses primarily related to increased real estate.

     Commercial Mortgage Banking. Revenues for the six months ended June 30, 1998 primarily consisted of $45.8 million in origination, underwriting and servicing revenues, $36.6 million in interest income and $6.4 million in income from equity affiliate. The $44.1 million increase in revenues from $44.3 million for the prior year period to $88.4 million for the six months ended June 30, 1998 primarily relates to an increase of $28.2 million in interest income due primarily to increased balances of commercial loans held for sale and interest on servicing related deposits both of which have increased significantly since 1997 and $20.4 million of increased mortgage banking and servicing revenues due primarily to transaction volume of $5.4 billion during the first six months of 1998 compared to $2.9 billion for the first six months of 1997 offset, in part, by a $4.1 million decrease in income from equity affiliate related to AMRESCO Capital's 50% share in a joint venture.

     Operating expenses for the year-to-date period ended June 30, 1998 primarily consisted of $37.6 million in personnel expense, $21.4 million in interest expense and $12.3 million in other general and administrative expense. The $43.5 million increase in expenses from $29.1 million for the prior year period to $72.6 million for the six months ended June 30, 1998 was due primarily to an increase of $19.2 million in interest expense related to financing an increased balance of commercial loans held for sale, a $17.8 million increase in personnel expenses primarily related to commissions on increased originations and number of personnel and an increase of $6.7 million in other general and administrative expense due to expanded operations.

     Home Equity Lending. Revenues for the six months ended June 30, 1998 primarily consisted of $84.3 million in interest income and $32.3 million of gains on securitization and sale of residential loans. The $48.5 million increase in revenues from $71.2 million for the prior year period to $119.7 million for the six months ended June 30, 1998 primarily related to a $49.3 million increase in interest income related to originated and acquired loans held for sale, which have increased significantly since the same period in 1997, and retained interests in securitizations (including related hedging and mark-to-market activities).

     Operating expenses for the year-to-date period ended June 30, 1998 primarily consisted of $52.9 million in interest expense, $25.0 million in personnel expense, $10.6 million in other general and administrative expense and an $8.6 million provision for loan losses. Operating expenses increased by $46.6 million from $51.8 million for the prior year period to $98.4 million for the quarter ended June 30, 1998. This increase primarily consisted of $30.3 million in interest expense, $6.6 million in provision for loan losses, $6.5 million in personnel expense and $2.6 million in other general and administrative expenses. Interest expense was primarily related to borrowings under warehouse loans payable which funded the origination, acquisition and warehousing of mortgage loans held for sale. Personnel and other general and administrative costs increased significantly from the prior year period due primarily to the expanded operations of the wholesale/retail business and the provision for loan losses increased due to increased levels of under-performing loans.

     Commercial Finance. Revenues for the six months ended June 30, 1998 primarily consisted of $30.1 million of interest income and $17.0 million of gain on securitization and sale of loans. The $32.0 million increase in revenues from $15.8 million for the prior year period to $47.8 million for the six months ended June 30, 1998 relates primarily to the acquisition of the operations of the business lending group (formerly known as Commercial Lending Corporation) in March 1997 and increased lending activity. Interest income increased $21.5 million due primarily to interest earned on loans and securities retained in securitizations, both of which have increased significantly since early 1997. Gain on sale of loans and investments increased $10.7 million due primarily to a gain on the securitization and sale of approximately $119.7 million of small business loans.

     Operating  expenses  for  the six months  ended  June  30,  1998 primarily consisted of $14.4 million in interest expense, $6.3 million in personnel cost, a $3.3 million provision for loan losses and $2.9 million in other general and administrative expenses. The $18.0 million increase in expenses from $9.0 million for the prior year to $27.0 million for the six months ended June 30, 1998 was due primarily to an increase of $10.7 million in interest expense related to the financing for increased levels of loans held for sale and investments from 1997, $3.9 million in personnel expense related to expanded operations due primarily to the acquisition of business lending group, $1.8 million in other general and administrative expenses primarily related to expanded operations and $1.6 million of additional provision for loan losses.

      Corporate, Other and Intercompany Eliminations. Operating losses for the six months ended June 30, 1998 increased $2.8 million from the prior year period due primarily to increases in interest costs, overhead related to expanded operations and amortization of intangibles related to acquisitions. The rapid growth of the commercial  mortgage  banking,  home equity  lending  and  commercial finance operations have necessitated the hiring of additional personnel and the related development of corporate infrastructure. The Company anticipates that the costs associated with the corporate function will continue to decrease as a percentage of revenues over time as the corporate support systems and infrastructure are able to support a greater base of revenue generating operations.

Liquidity and Capital Resources

      Cash and cash equivalents totaled $35.1 million at June 30, 1998. Cash flows used in operating activities plus principal collections on loans, asset portfolios and asset-backed securities investments totaled an inflow of $122.1 million for the first six months of 1998 compared to a use of $26.3 million for the same period in 1997. The variance from the prior period was due primarily to increased principal collections on loans and asset portfolios offset, in part, by providing financing for the increased balance of loans held for sale not covered by warehouse lines. The following table is a summary of selected cash flow activity and debt ratios during the first six months of 1998 and 1997 (dollars in thousands):

                                                         For the Six
                                                          Months
                                                       Ended June 30,
                                                      1998        1997
Net cash used in operating activities              $(184,714)   $(127,397)
Net cash used in investing activities               (308,102)    (188,192)
Net cash provided by financing activities            502,001      309,691
Other financial measures:
Cash flow from operations and collections on
loans, asset portfolios and asset-backed securities  122,112      (26,278)
Cash provided by new capital and borrowings, net
(excluding warehouse loans payable)                  496,541      308,672
Cash used for purchase of asset portfolios,
asset-backed securities and originations of loans   (602,558)    (309,576)
EBITDA (1)                                           176,560       82,479
Interest coverage ratio (2)                              1.6x         2.0x

The following table is a summary of selected debt ratios as of June 30, 1998 and December 31, 1997:

                                                        1998        1997
Ratio of total debt to equity                           4.8:1       5.2:1
Ratio of core debt to equity (3)                        2.0:1       2.2:1


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

     The following table shows the components of the Company's capital structure, including certain short-term debt, as of June 30, 1998 and December 31, 1997 (dollars in millions):


                                    1998              1997
                                        % of                % of
                               Dollars   Total    Dollars   Total
Shareholders' equity           $ 611.4    17%     $ 408.5     16%
Senior notes                      57.5     2         57.5      2
Senior subordinated notes        580.2    17        250.0     10
Mortgage warehouse loans       1,669.8    47      1,216.8     49
Notes payable                    611.7    17        583.4     23
Total                         $3,530.6   100%    $2,516.2    100%

     Total assets increased $1.1 billion to $3.7 billion at June 30, 1998 from $2.6 billion at December 31, 1997. This increase was due primarily to an increase in loans held for sale, loans and investments in real estate portfolios, retained interests in securitizations and asset-backed securities.

       In August 1998, the Company received $737.5 million in commitments on a revolving loan agreement (the "Revolving Loan Agreement") to replace its $550.0 million revolving loan agreement. The Revolving Loan Agreement will be closed with a syndicate of lenders led by NationsBank, N.A. (Administrative Agent) and Credit
Suisse First Boston (Syndication Agent) within the next two weeks. The Revolving Loan Agreement provides for initial revolving commitments of $168.8 million and $506.2 million, which mature 364 days and three years from the date of the Revolving Loan Agreement, respectively, and a term commitment of $62.5 million, which matures August 2003. The Company may increase the Revolving Loan Agreement through the addition of commitments under either the revolving or the term portion. Interest under the Revolving Loan Agreement is based upon LIBOR or the prime interest rate plus a spread as determined by the Company's leverage ratio. The Revolving Loan Agreement is secured by substantially all of the assets of the Company not pledged under other credit facilities, including stock of a majority of the Company's subsidiaries.

     During the next twelve months, the Company intends to pursue (i) additional investment opportunities by acquiring assets both for its own account and as an investor with various capital partners who acquire such investments and (ii) additional investment opportunities through additional acquisitions of businesses which meet our guidelines of diversification and synergy. The funds for such growth are anticipated to be provided by borrowings under the Company's Revolving Loan Agreement or other debt facilities and cash flows. As a result, interest expense for the remainder of 1998 is expected to be higher than interest expense for the corresponding period in 1997.

      The Company believes its funds on hand of $35.1 million at June 30, 1998, its cash flow from operations, and its unused borrowing capacity under its credit lines should be sufficient to meet its anticipated operating needs and capital expenditures, as well as planned new investments, into 1999.

Other Matters

       On July 16, 1998 the Company purchased the assets of Independence Funding Co. L.L.P. ("IFC") and TeleCapital L.P. ("TeleCapital") for approximately 1.3 million shares of the Company's common stock and cash of $44.0 million. IFC's primary line of business is providing long term financing to small businesses and TeleCapital's primary line of business is providing financing to the pay phone industry.

     On August 11, 1998, the Company acquired Mortgage Investors Corporation ("MIC"), a privately held specialized producer of veteran's administration streamlined re-financed loans, by merging a wholly-owned subsidiary of the Company with MIC. The merger agreement provided for an acquisition price of approximately 1.8 million shares of the Company's common stock and $2.6 million in cash. Additionally, the Company will pay an annual earnout over a three-year period, the total of which will not exceed $105.0 million, comprised of approximately 82% in the Company's common stock and 18% cash.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters for fiscal years beginning after June 15, 1999. The Company has not yet determined the impact on the Consolidated Financial Statements upon adoption of this standard.

Year 2000 Compliance

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process date fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     The Company has reviewed its computer systems in order to evaluate necessary modifications for Year 2000 Compliance. The Company is in the process of making necessary modifications and does not anticipate any material difficulties in achieving Year 2000 Compliance with respect to the Company's computer systems. Furthermore, the Company does not anticipate that it will incur material expenditures in connection with any modifications necessary to achieve Year 2000 Compliance. In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance status and the extent to which the Company could be affected by any third party Year 2000 Compliance issues. Although the Company has not received responses from all third parties with whom it does business, the Company does not anticipate that it will be materially affected by any third party Year 2000 Compliance issues. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The anticipated costs and timeliness of completion of Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions relating to future events, including, without limitation, the continued availability of certain resources and third party modification plans. However, there can be no assurance that the estimates and assumptions will prove to be accurate.

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

                     PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds.

     For the quarterly period covered by this Report, the Company issued the following equity securities that were not registered under the Securities Act of 1933, as amended (the Securities Act):

     1. On January 28, 1998, the Company issued 286,996 shares of Common Stock to City Federal Funding & Mortgage Corp. (City Federal) in connection with the acquisition of the residential mortgage banking business and operations of City Federal and its affiliate, Finance America Corporation. In addition to the Common Stock, the
Company paid $2,000,000 in cash in connection with such acquisition and will pay up to an additional $8,500,000 in cash and stock over the next three years in the event certain performance goals are met or exceeded during the fiscal years 1998, 1999 and 2000. The Company sold the Common Stock pursuant to a private offering exemption under
Section 4(2) of the Securities Act, as this was an isolated transaction involving a small number of purchasers.

     2. On February 23, 1998, the Company issued 124,713 shares of Common Stock to the shareholders of Fowler, Goedecke, Ellis & O'Connor Incorporated, Fowler Goedecke, Ellis & O'Connor Company and Fowler, Goedecke, Ellis & O'Connor of New York, Inc. in connection with the acquisition of the commercial mortgage banking business of those companies effective as of January 1, 1998. In addition to the Common Stock, the Company paid $12,800,000 in cash in connection with such acquisition and will pay up to an additional $8,000,000 in cash and stock over the next three years in the event certain performance goals are met or exceeded during the fiscal years 1998, 1999 and 2000. The Company sold the Common Stock pursuant to a private offering exemption under Section 4(2) of the Securities Act, as this was an isolated transaction involving a small number of purchasers.

     3. On April 30, 1998, the Company issued 30,930 shares of Common Stock to the former members and partners of PNS Realty
Partners, L.P., PNS Realty Partners/Kentucky L.L.C., PNS Realty Partners/Indiana L.P. and PNS Realty Partners Multifamily (the PNS Entities) in connection with the acquisition by the Company of the PNS Entities. In addition to the Common Stock, the Company paid $7,273,883 in cash in connection with such acquisition and will pay up to an additional $5,650,000 in cash and stock over a three-year period in the event certain performance goals are met or exceeded during the fiscal years 1998, 1999 and 2000. The Company sold the Common Stock pursuant to a private offering exemption under Section 4(2) of the Securities Act, as this was an isolated transaction involving a small number of purchasers.

ITEM 4.   Submission of Matters to a vote of Security Holders.

     On May 18, 1998, the Company held its 1998 Annual Meeting of stockholders at which the following matters were considered and voted upon:

     (a)  Election of Directors

          Three persons were elected as Class II Directors for a three year term ending at the Annual Meeting of Stockholders after the close of the fiscal year ending in 1999 or until their successors have been duly elected.

                        SHARES          SHARES
  NOMINEE              VOTED FOR       WITHHELD
James P. Cotton        35,000,662        507,121
Edwin A. Wahlen, Jr.   35,142,746        365,037
Amy J. Jorgensen       35,159,164        348,619

     (b)  Appointment of Deloitte & Touche LLP

          A proposal to appoint Deloitte & Touche LLP as the Company's independent public accountants for 1998 was approved. The number of shares voting for the proposal:
          35,468,259; shares against the proposal: 17,687; shares abstaining: 21,837.

ITEM 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits and Exhibit Index

          Exhibit No.
          10     AMRESCO, INC. 1998 Stock Option and Award Plan

          11     Computation of Per Share Earnings.

          27     Financial Data Schedule.

     (b)  Reports on Form 8-K

          None.

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMRESCO, INC.
                                   Registrant


Date:  August 12, 1998         By: /s/Barry L. Edwards
                                   Barry L. Edwards
                                   Executive Vice President
                                   and Chief Financial Officer