Form 10-Q
period 1998-09-30
AMRESCO INC
filed 1998-11-16
CIK 225569

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q

          (Mark One)
     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1998

                                 OR

          [    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 Commission File Number 001-11599

                            AMRESCO, INC.
    (Exact name of Registrant as specified in its charter)


                Delaware                         59-1781257
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)            Identification No.)


700 N. Pearl Street, Suite 2400, LB 342,         75201-7424
             Dallas, Texas
(Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code:    (214) 953-7700


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

 45,096,935 shares of common stock, $.05 par value per share, as of
                         November 12, 1998.




                            AMRESCO, INC.
                                INDEX


                                                          Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - September 30, 1998 and
December 31, 1997                                             3

Consolidated Statements of Income - Three and Nine
Months Ended September 30, 1998 and 1997                      4

Consolidated Statement of Shareholders' Equity - Nine
Months Ended September 30, 1998                               5

Consolidated Statements of Cash Flows - Nine Months
Ended September 30, 1998 and 1997                             6

Notes to Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                10


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds            23

Item 6.  Exhibits and Reports on Form 8-K                     23

SIGNATURE                                                     24



                   PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            AMRESCO, INC.
                     CONSOLIDATED BALANCE SHEETS
               (In thousands, except for share amounts)

                                                  September       December
                                                     30,             31,
                                                     1998           1997
                                                  (Unaudited)
                     ASSETS
Cash and cash equivalents                          $   52,470     $   25,866
Loans held for sale, net                            2,726,320      1,330,337
Loans and asset portfolios, net                       886,638        648,694
Retained interests in securitizations - trading
(at fair value)                                       480,867        294,062
Asset backed and other securities - available for
sale (at fair value)                                  178,857        107,677
Intangible assets, net of accumulated amortization
of $29,450 and $20,038, respectively                  247,381        113,841
Deferred income taxes                                  42,379         28,324
Investments in equity affiliates                       30,563         23,308
Other assets                                          138,920         61,739
TOTAL ASSETS                                       $4,784,395     $2,633,848

                LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable                                  $    32,678     $   22,821
Accrued employee compensation and benefits             37,090         33,609
Warehouse loans payable                             2,404,052      1,216,796
Notes payable                                         923,561        583,442
Senior subordinated notes                             580,183        250,000
Senior notes                                           57,500         57,500
Other liabilities                                      80,237         61,180
Total liabilities                                   4,115,301      2,225,348

SHAREHOLDERS' EQUITY:
Common stock, $0.05 par value, authorized
150,000,000 shares; 46,121,274 and 36,543,210
shares issued, respectively                             2,307          1,827
Capital in excess of par                              524,000        257,941
Reductions for employee stock                          (6,520)        (2,713)
Treasury stock, $0.05 par value, 1,024,339 and
24,339 shares, respectively                           (17,363)          (160)
Accumulated other comprehensive income (loss)         (11,043)         8,359
Retained earnings                                     177,713        143,246
Total shareholders' equity                            669,094        408,500
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $4,784,395     $2,633,848

           See notes to consolidated financial statements.


                            AMRESCO, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data)
                             (Unaudited)


                                             Three Months Ended    Nine Months Ended
                                               September 30,        September 30,
                                             1998       1997        1998       1997

  REVENUES:
   Interest and other investment income           $126,137  $ 58,977   $323,555   $140,311
   Gain on sale of loans and investments, net       56,714    23,075    116,397     67,701
   Mortgage banking and servicing fees              35,664    19,031     84,215     48,384
   Unrealized loss on mortgage loans held for sale (40,571)             (40,571)
   Asset management and resolution fees              6,601     6,741     13,433     18,632
   Income (loss) from equity affiliates               (833)    3,736      5,521     14,193
   Other revenues                                      604     1,226      2,731      2,286
    Total revenues                                 184,316   112,786    505,281    291,507

  EXPENSES:
   Interest                                         70,711    29,807    182,704     71,219
   Personnel                                        63,688    37,324    156,964    102,300
   Other general and administrative                 36,107    11,764     73,671     35,812
   Provision for loan and asset portfolio losses     5,166     4,338     18,731     11,556
   Depreciation and amortization                     7,309     4,001     16,740     10,776
    Total expenses                                 182,981    87,234    448,810    231,663

  Income before income taxes                         1,335    25,552     56,471     59,844
  Income tax expense                                   577    10,216     22,004     23,461
  NET INCOME                                     $     758 $  15,336  $  34,467   $ 36,383

Earnings per share:
Basic                                            $    0.02 $    0.43  $    0.82   $   1.04
Diluted                                               0.02      0.41       0.80       1.00

Weighted average number of common shares
  outstanding:
Basic                                               44,280    35,996     41,921     35,146
Diluted                                             45,443    37,487     43,297     36,318

See notes to consolidated financial statements.


                            AMRESCO, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                Nine Months Ended September 30, 1998
                  (In thousands, except share data)
                             (Unaudited)


<CAPTIONS>

                               Common Stock                  Reductions           Accumulated
                              $0.05 Par Value   Capital in      for                 Other                     Total
                            Number of            Excess of   Employee  Treasury  Comprehensive  Retained   Shareholders'
                             Shares     Amount      Par         Stock     Stock      Income      Earnings       Equity
JANUARY 1, 1998              36,543,210  $1,827    $257,941    $(2,713)   $(160)     $  8,359     $143,246    $408,500

Common stock offering,
net of offering costs         5,175,000    259     147,265                                                     147,524

Issuance of common stock
for purchase of subsidiaries  3,561,697    177      98,142                                                      98,319

Issuance of common stock for
earnout                         335,761     17       8,690                                                       8,707

Exercise of stock options
(including tax benefing)        307,399     17       5,957                                                       5,974

Grant of restricted stock       220,085     11       6,515      (6,526)

Cancellation of restricted      (21,878)    (1)       (510)        511

Acquisition of treasury stock                                              (17,203)                             (17,203)

Amortization of unearned stock
compensation                                                     2,208                                            2,208

Realized gain on securities
available for sale                                                                          (4,889)              (4,889)

Unrealized loss on securities
available for sale                                                                         (13,696)             (13,696)

Foreign currency transaltion
adjustments                                                                                   (817)                (817)

Net income                                                                                              34,467   34,467

September 30, 1998            46,121,274   $2,307  $524,000   $(6,520)  $(17,363)         $(11,043)   $177,713 $669,094

           See notes to consolidated financial statements.

                            AMRESCO, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                             (Unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                       1998         1997
OPERATING ACTIVITIES:
Net income                                           $   34,467  $   36,383
Adjustments to reconcile net income to net cash used
in operating activities:
Gain on sale of loans and investments                  (116,397)    (67,701)
Unrealized loss on mortgage loans held for sale          40,571
Undistributed earnings of equity affiliate               (3,785)     (2,530)
Depreciation and amortization                            16,740      10,776
Accretion of interest income                            (12,942)    (27,608)
Provision for loan and investment losses                 18,731      11,556
Deferred tax benefit                                     (2,224)    (13,565)
Other                                                     2,208       1,229
Increase (decrease) in cash for changes in (exclusive
of assets and liabilities acquired in business
combinations):
Accounts receivable                                       4,501      (5,973)
Loans held for sale, net                             (1,465,161)   (223,426)
Retained interests in securitizations                    33,731     106,434
Other assets                                            (46,707)     (3,311)
Accounts payable and accrued compensation and
benefits                                                  4,776       9,969
Warehouse loans payable                               1,187,256     120,431
Income taxes payable                                    (18,718)      6,824
Other liabilities                                        35,102      13,994
Net cash used in operating activities                  (287,851)    (26,518)
INVESTING ACTIVITIES:
Sale of temporary investments, net                                   34,190
Origination of loans and purchase of asset            (698,763)    (351,107)
portfolios
Collections on loans and asset portfolios              463,942      137,902
Purchase of asset-backed securities - available for
sale                                                  (115,702)     (59,054)
Proceeds from sale of and collections on asset-
backed securities - available for sale                  22,572       28,067
Cash used for purchase of subsidiaries                 (68,951)      (2,176)
Investment in and advances to equity affiliate         (28,786)     (15,450)
Distribution from equity affiliate                      25,316       17,789
Purchase of premises and equipment                      (8,071)      (1,086)
Net cash used in investing activities                 (408,443)    (210,925)
FINANCING ACTIVITIES:
Net proceeds from notes payable and other debt       1,423,806      724,779
Repayment of notes payable and other debt           (1,158,031)    (677,012)
Proceeds from issuance of senior subordinated notes    320,828      186,631
Proceeds from common stock offering                    147,524
Acquisition of treasury stock                          (17,203)
Stock options exercised and tax benefit from
employee stock compensation                              5,974        5,345
Net cash provided by financing activities              722,898      239,743
Net increase in cash and cash equivalents               26,604        2,300
Cash and cash equivalents, beginning of period          25,866       29,046
Cash and cash equivalents, end of period             $  52,470    $  31,346
SUPPLEMENTAL DISCLOSURE:
Interest paid                                        $ 170,660    $  69,585
Exchange of loans held for sale for retained
interests in securitizations                           120,069       93,474
Common stock issued for the purchase of
subsidiaries and earnouts                              107,026       35,085
Income taxes paid                                       27,228       26,249
Common stock issued for unearned stock
compensation, net                                        6,015        3,213
See notes to consolidated financial statements

                            AMRESCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1998
                             (Unaudited)

1.    Basis  of  Presentation  and Summary of Significant  Accounting
  Policies

      The accompanying unaudited consolidated financial statements of AMRESCO, INC. and subsidiaries (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

     Retained interests in securitizations are classified as trading and are carried at estimated fair market value. Changes in market value are included in earnings. Cash flows for retained interests in securitizations are generally subordinated to other security holders in a securitization trust. The retained interests in securitizations are valued at the discounted present value of the cash flows expected to be realized over the anticipated average life of the assets sold after estimated future credit losses, estimated prepayments and normal servicing and other related fees. The discounted present value of such retained interests is computed using management's assumptions of market discount rates, prepayment rates, default rates, credit losses and other costs. The carrying value of the retained interests in securitizations is determined by the Company on a disaggregated basis and considers historical prepayment and loss experience, economic conditions and trends, collateral values and other relevant factors. The discount rate used to value the retained interests is influenced primarily by volatility and predictability of the underlying cash flows which generally become more certain as the securities season. The weighted average discount rate used to value the Company's retained interests at September 30, 1998 was 18.0%. The Company has utilized, for initial valuation purposes in 1998, a 20% discount rate on its home equity loan securitizations, discount rates ranging from 18% - 20% for its commercial finance franchise loan securitizations and a 15% discount rate on its commercial finance small business loan securitizations. The lower discount rates on the commercial finance securitizations were due to the reduced risk related to a borrower cross-collateralization feature in these securitizations.

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

     In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities based upon its ability and intent to sell or hold those investments. This statement is effective for the first fiscal quarter beginning after December 15, 1998 with early adoption permitted. The Company has not yet determined the impact on the Consolidated Financial Statements upon adoption of this standard.

2.   Notes Payable and Other Debt

     Revolving Loan Agreement - Effective August 12, 1998 the Company entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by NationsBank, N.A., as administrative agent and Credit Suisse First Boston, as syndication agent, replacing the Third Amended and Restated Loan Agreement (as modified and amended) dated as of September 30, 1997. The $737.5 million Credit Agreement provides for a revolving loan commitment with a short and long term commitment of $167.5 million and $502.5 million, respectively, and a term loan commitment of $67.5 million. The short term and long term revolving facilities terminate August 11, 1999 and August 12, 2001, respectively, and the term loan commitment terminates August 12, 2003. As of September 30, 1998, $666.9 million was outstanding under the Credit Agreement. Interest under the Credit Agreement is based upon LIBOR or the prime interest rate plus a spread as determined by the Company's leverage ratio. The Credit Agreement is secured by substantially all of the assets of the Company not pledged under other credit facilities, including stock of a majority of the Company's subsidiaries, and includes covenants similar to the prior agreement.

     Warehouse Debt - On February 26, 1998, a wholly-owned subsidiary of the Company entered into an Interim Warehouse and Security Agreement (the "Commercial Concepts Agreement") with Prudential Securities Credit Corporation ("Prudential") for an amount not to exceed $100.0 million for the origination and purchase of commercial concepts (small business) loans. At September 30, 1998, $59.9
million was outstanding under the Commercial Concepts Agreement.   On
February 27, 1998, a wholly-owned subsidiary of the Company entered into an Interim Warehouse and Security Agreement (the "Security Agreement") with Prudential for an amount not to exceed $350.0 million for the origination and purchase of certain residential
mortgage   loans.   At  September  30,  1998,  $340.3   million   was
outstanding under the Security Agreement. On March 17, 1998, a wholly-owned subsidiary of the Company entered into an Interim Warehouse and Security Agreement (the "Franchise Agreement") with Prudential for an amount not to exceed $150.0 million for the origination and purchase of certain franchise and construction loans. At September 30, 1998, $6.8 million was outstanding under the Franchise Agreement.

     On  August  31, 1998, a wholly-owned subsidiary of  the  Company entered into a Loan Agreement ("Loan Agreement") with Salomon Brothers Realty Corporation for an amount not to exceed $200.0 million to provide funding for a portion of the principal amount of the mortgage loans secured by certain real estate properties originated or acquired. As of September 30, 1998, $21.9 million was outstanding under the Loan Agreement.

     On September 1, 1998, a wholly-owned subsidiary of the Company entered into an amendment of a Whole Loan Financing Facility (the "Facility"), which replaced an existing amended warehouse agreement, with Credit Suisse First Boston Mortgage Capital LLC to finance the acquisition and warehousing of mortgage loans. Indebtedness under the Facility is secured by the loans originated with funds advanced under the Facility. As of September 30, 1998, $729.7 million was outstanding under the Facility. Such facility was repaid in October 1998 and no further advances are available.

     On October 1, 1998, a wholly-owned subsidiary of the Company entered into an amendment of a Master Repurchase Agreement with Goldman Sachs Mortgage Company for an amount not to exceed $850.0 million prior to October 1, 1998, $900.0 million from October 1, 1998 through November 2, 1998 and $700.0 million after November 2, 1998. As of September 30, 1998, $813.8 million was outstanding under the Master Repurchase Agreement. Such facility was repaid in October 1998 and no further advances are available.

     On October 16, 1998, a wholly-owned subsidiary of the Company entered into a First Amended and Restated Promissory Note ("Promissory Note") with Residential Funding Corporation for an amount not to exceed $200.0 million for the purpose of financing the origination and acquisition of mortgage loans. The Promissory Note replaced an Amended and Restated Warehousing Credit and Security Agreement ("Warehousing Agreement") with Residential Funding Corporation dated March 6, 1998 for an amount not to exceed $150.0 million. As of September 30, 1998, $75.0 million was outstanding under the Warehousing Agreement.

      Commercial Paper Conduit - On September 29, 1998 a wholly-owned subsidiary of the Company amended its June 26, 1998, Transfer and Administration Agreement ("Transfer Agreement") with Kitty Hawk Funding Corporation to provide a maximum facility of $100.0 million to provide transfer financing to residential construction builders. Indebtedness under the Transfer Agreement is secured by the loans originated with funds advanced under the Transfer Agreement. As of September 30, 1998, $80.1 million was outstanding under the Transfer Agreement.

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

3.   Shareholders' Equity

      On February 23, 1998, the Company completed a registered public offering of 5.2 million shares of common stock, including the underwriters' over-allotment option. The net proceeds from such offering, after underwriter's discount and offering expenses, aggregated approximately $147.2 million. The price to the public was $30.00 per share and the proceeds to the Company were $28.56 per share, after underwriting discounts.

     On  February 24, 1998, March, 4, 1998, May 18, 1998 and July 28,
1998 the Company issued options to purchase approximately 331,000, 15,000, 152,000 and 2,629,000 shares, respectively, of common stock. On February 24, 1998, July 17, 1998 and July 22, 1998 the Company issued approximately 166,000, 34,000 and 21,000 restricted shares, respectively, of the Company's common stock to certain key employees.

       On July 16, 1998, the Company purchased the assets of Independence Funding Co. L.L.P. ("IFC") and TeleCapital L.P. ("TeleCapital") for approximately 1.3 million shares of the Company's common stock and cash of $44.0 million. IFC's primary line of business is providing long term financing to small businesses and TeleCapital's primary line of business is providing financing to the pay phone industry. On August 11, 1998, the Company acquired the operations of Mortgage Investors Corporation ("MIC"), a privately held specialized producer of veteran's administration streamlined re-financed loans, by merging a wholly-owned subsidiary of the Company with MIC. The merger agreement provided for an acquisition price of approximately 1.8 million shares of the Company's common stock and $2.6 million in cash. Additionally, the Company will pay an annual earnout over a three-year period, the total of which will not exceed $105.0 million, comprised of approximately 82% in the Company's common stock and 18% cash. The purchase price for each of the above acquisitions was based upon preliminary estimates and is subject to adjustment.

     During July and August 1998, the Company repurchased 1.0 million shares of the Company's outstanding common stock at an average price of $17.20 per common share.

4.   Comprehensive Income (Loss)

      Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement requires that all
items   recognized  under  accounting  standards  as  components   of
comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial
statements.   This  Statement also requires that an  entity  classify
items  of  other comprehensive earnings by their nature in an  annual
financial  statement.   For  example,  other  comprehensive  earnings
includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-
sale.   Annual  financial  statements  for  prior  periods  will   be
reclassified,   as  required.   The  Company's  total   comprehensive
earnings were as follows (in thousands):

                                         Three Months Ended      Nine Months Ended
                                            September 30,           September 30,
                                           1998        1997        1998     1997
    NET INCOME                           $  758      $15,336    $ 34,467  $36,383
 Other comprehensive income (loss),
  net of tax:
 Foreign currency translation adjustments  (289)        (156)       (817)    (238)
 Unrealized gains (losses) on securitites
  Unrealized holding gains
    (losses) during period              (12,877)         293     (13,696)     470
  Less: Reclassification adjustment
  for gains included in net income                                (4,889)
 Other comprehensive income (loss),
  net of tax                            (13,166)         137     (19,402)     232
 COMPREHENSIVE INCOME (LOSS)           $(12,408)     $15,473    $ 15,065  $36,615

5.   Subsequent Events

     In October 1998, approximately $1.0 billion of commercial mortgage loans (which included $90.0 million of loans held by a 50% owned joint venture) were sold and the proceeds were used to repay the related warehouse line and for general corporate purposes. In connection with this loan sale, the Company retained an interest in the loans sold which entitles the Company to receive the proceeds of a subsequent securitization or sale of the loans in excess of the buyers purchase price, investment banking fees and transaction costs. Approximately $550.0 million of the loans sold were included in a securitization transaction in early November 1998 and it is currently anticipated that the remaining loans sold will be included in a securitization prior to December 31, 1998. The Company anticipates recording a pre-tax loss of approximately $62.0 million in the fourth quarter of 1998 related to these transactions. As of November 12, 1998, the retained interest, after completion of the initial $550.0 million securitization, is carried on the Company's balance sheet at approximately $22.0 million, which represents the Company's remaining exposure related to this loan sale. Based upon market conditions, the Company is currently not operating as a principal in the commercial mortgage loan conduit business.

     The Company also sold $1.4 billion of home equity loans in October 1998 and the proceeds were used to repay warehouse lines and for general corporate purposes. In connection with this loan sale, the Company retained an interest in the loans sold which entitles the Company to receive a portion of the proceeds of a subsequent securitization or sale of the loans sold in excess of the buyers purchase price, investment banking fees and transaction costs. It is currently anticipated that the home equity loans sold will be included in one or more securitizations in the fourth quarter of 1998 or first quarter of 1999. The Company anticipates recording a pre-tax loss of approximately $45.0 million in the fourth quarter of 1998 related to these transactions. As of November 12, 1998, the retained interest is carried on the Company's balance sheet at approximately $40.0 million, which represents the Company's remaining exposure related to this loan sale. The Company has discontinued the purchase of non-conforming residential mortgages in bulk and through correspondent relationships.

     Additionally, in October 1998 the Company sold approximately $45.0 million of delinquent home equity loans and real estate owned and recorded a loss of $16.7 million. In October 1998, the Company also recorded a loss of $5.0 million related to the termination of a commitment to purchase approximately $260.0 million of home equity loans.

      In October of 1998, the Board of Directors adopted a resolution allowing employees to exchange approximately 5.7 million options to purchase the Company's common shares at exercise prices ranging from $7.50 to $34.56 per common share for approximately 4.0 million options having an exercise price of $7.44 per common share. The Company utilized the Black-Scholes option pricing model to determine the exchange ratio between the old and new options.

Item 2.       Management's  Discussion  and  Analysis  of   Financial
      Condition and Results of Operations

Overview

     The Company is a diversified financial services company with five principal lines of business: asset management, commercial mortgage banking, home equity lending (previously residential mortgage banking), commercial finance and residential mortgage banking. The asset management business involves acquiring asset portfolios at a discount to face value and managing and resolving such asset portfolios to maximize cash recoveries. In addition, in its asset management business, the Company provides special servicing for nonperforming and underperforming loans in commercial mortgage-backed bond trusts and similar securitized commercial asset-backed loan portfolios. The commercial mortgage banking business involves the origination, warehousing, placement and servicing of commercial real estate mortgages and commercial real estate brokerage. The home equity lending business involves originating and servicing nonconforming mortgage loans. In its commercial finance business, the Company focuses on (i) loans to franchisees of nationally recognized restaurant, hospitality and service organizations, (ii) loans to small business owners, (iii) real estate structured finance,
(iv) communications finance and (v) single family residential construction lending. The residential mortgage banking line of business (which consists of the newly acquired operations of Mortgage Investors Corporation ("MIC")) originates and sells Veterans Administration streamlined re-financed loans.

       Revenues from the Company's asset management activities primarily consist of earnings on asset portfolios, fees charged for the management of asset portfolios and for the successful resolution of the assets within such asset portfolios and gains on sale of investments. The Company's revenues from its commercial mortgage banking activities are primarily earned from fees generated by the
(i) origination and underwriting of commercial real estate mortgage loans, (ii) placement of such loans with permanent investors and
(iii) servicing of loans, interest earned on commercial loans held for sale and deposits. Revenues from the Company's home equity lending activities primarily consist of interest earned on originated and purchased residential loans, accrued earnings on retained interests in securitizations, gains on the securitization and sale of residential loans and other related securities and fees generated by the origination, underwriting and servicing of residential loans. Revenues from the Company's commercial finance business are primarily earned from (i) interest and fees on real estate structured finance activities, loans to franchisees of nationally recognized restaurant, hospitality, service organizations and other small business owners and loans to single family residential contractors, (ii) accrued earnings on retained interests in securitizations and (iii) gains on the securitization and sale of loans. Revenues from the Company's residential mortgage banking activities consist primarily of cash gains from sales of Veterans Administration streamlined re-financed loans. Corporate and other revenues primarily consist of interest earned on investments, other miscellaneous income and intercompany eliminations. Corporate and other expenses primarily include corporate personnel and overhead and certain incentive compensation, unallocated interest expense and amortization of intangibles.

     Retained interests in securitizations are classified as trading and are carried at estimated fair market value. Changes in market value are included in earnings. Cash flows for retained interests in securitizations are generally subordinated to other security holders in a securitization trust. The retained interests in securitizations are valued at the discounted present value of the cash flows expected to be realized over the anticipated average life of the assets sold after estimated future credit losses, estimated prepayments and normal servicing and other related fees. The discounted present value of such retained interests is computed using management's assumptions of market discount rates, prepayment rates, default rates, credit losses and other costs. The carrying value of the retained interests in securitizations is determined by the Company on a disaggregated basis and considers historical prepayment and loss experience, economic conditions and trends, collateral values and other relevant factors. The actual weighted average annual prepayment rate on the Company's home equity securitizations was 24.2% for the period from inception of each security through August 31, 1998, which is higher than originally projected, and is modeled to be 27.8% for the next twelve months. Prepayment rates on the Company's franchise and small business loan securitizations are in line with expectations. Current valuations take into account the change in prepayment assumptions as well as other assumptions influenced by market conditions. The discount rate used to value the retained interests is influenced primarily by volatility and predictability of the underlying cash flows which generally become more certain as the securities season. The weighted average discount rate used to value the Company's retained interests at September 30, 1998 was 18.0%. The Company has utilized, for initial valuation purposes in 1998, a 20% discount rate on its home equity securitizations, discount rates ranging from 18% - 20% for its commercial finance franchise loan securitizations and a 15% discount rate on its commercial finance small business loan securitizations. The lower discount rate on the commercial finance securitizations were due to the reduced risk related to a borrower cross-collateralization feature in these securitizations.

Results of Operations

     During the latter part of the third quarter of 1998, the Company incurred losses due to unprecedented market conditions related to mortgage backed securities ("MBS") and related instruments. The Company recorded $51.0 million of losses during the quarter ended September 30, 1998 related to mark-to-market valuations of commercial and home equity mortgage loans held for sale and related hedge positions, including commercial mortgage loans held by an equity affiliate, an actual loss on commercial mortgage loan sales and a reserve for outstanding commercial mortgage loan commitments.

      The following discussion and analysis presents the significant changes in results of operations of the Company for the three and nine months ended September 30, 1998 and 1997 by primary business lines. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto and the discussion under the caption "Recent Developments" below.

                                        Three Months Ended   Nine Months Ended
(in thousands, except per share data)    September 30,          September 30,
                                        1998       1997      1998        1997
Revenues:
   Asset management                 $ 36,589     $ 24,199   $101,224  $ 72,367
   Commercial mortgage banking        23,300       25,461    111,732    69,772
   Home equity lending                70,735       50,835    190,391   122,050
   Commercial finance                 34,440       12,021     82,193    27,856
   Residential mortgage banking       18,891            -     18,891         -
   Corporate, other and
   intercompany eliminations             361          270        850      (538)
     Total revenues                  184,316      112,786    505,281   291,507
Operating expenses:
   Asset management                   24,281       14,636     63,164    44,161
   Commercial mortgage banking        56,465       16,727    129,029    45,865
   Home equity lending                56,653       33,569    155,019    85,378
   Commercial finance                 20,661        8,763     47,634    17,785
   Residential mortgage banking       10,276            -     10,276         -
   Corporate, other and
   intercompany eliminations         14,645        13,539     43,688    38,474
    Total operating expenses        182,981        87,234    448,810   231,663
Operating profit (loss):
   Asset management                  12,308         9,563     38,060    28,206
   Commercial mortgage banking      (33,165)        8,734    (17,297)   23,907
   Home equity lending               14,082        17,266     35,372    36,672
   Commercial finance                13,779         3,258     34,559    10,071
   Residential mortgage banking       8,615             -      8,615         -
   Corporate, other and
   intercompany eliminations        (14,284)      (13,269)   (42,838)  (39,012)
     Total operating profit          1,335         25,552     56,471    59,844
Income tax expense                     577         10,216     22,004    23,461
Net income                        $    758     $   15,336   $ 34,467  $ 36,383

Earnings per share (1):
  Basic                           $   0.02     $     0.43   $   0.82  $   1.04
  Diluted                             0.02           0.41       0.80      1.00
Weighted average shares outstanding:
  Basic                             44,280         35,996     41,921    35,146
  Diluted                           45,443         37,487     43,297    36,318

(1) Prior period restated for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share."

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

      The Company reported a 63% increase in revenues from $112.8 million to $184.3 million due primarily to a $67.2 million increase in interest and investment income and a $33.6 million increase in gains on sale of loans and investments offset, in part by a $40.6 million unrealized loss on mortgage loans held for sale. Operating profit decreased from $25.6 million for the third quarter of 1997 to $1.3 million for the third quarter of 1998, or 95%, and net income decreased from $15.3 million to $0.8 million, or 95%, compared to the prior year period. The decreases in operating profit and net income were due primarily to losses totaling $51.0 million related to mark-to-market valuations of commercial and home equity mortgage loans held for sale and related hedge positions, including commercial mortgage loans held by an equity affiliate, an actual loss on commercial mortgage loan sales and a reserve for outstanding commercial mortgage loan commitments. Such losses were the result of unprecedented market conditions resulting in a widening of spreads on MBS and related instruments. Diluted weighted average common shares outstanding increased 21% due primarily to the early 1998 public offering of the Company's common stock and stock issued in acquisitions offset partially by share repurchases. Diluted earnings per share decreased 95% from $0.41 to $0.02.

     Asset Management. Revenues for the three months ended September 30, 1998 primarily consisted of $27.3 million in interest income, $6.6 million in asset management and resolution fees and $2.2 million in gain on sale of investments. The $12.4 million increase in revenues from $24.2 million for the third quarter of 1997 to $36.6 million for the third quarter of 1998 was primarily comprised of an $11.0 million increase in interest income and a $1.5 million increase on gain on sale of investments. Interest income increased due primarily to a significant increase in aggregate investments for the Company's own account since early 1997. The increase in gain on sale of investments was due primarily to sales of commercial mortgage backed securities and real estate.

     Operating  expenses  for the quarter ended  September  30,  1998 primarily consisted of $10.9 million in interest expense, $8.9 million in other general and administrative expenses and $4.2 million in personnel cost. The $9.7 million increase in expenses from $14.6 million for the prior year period to $24.3 million for the quarter ended September 30, 1998 was due primarily to a $5.0 million increase in other general and administrative expenses primarily related to increased real estate balances and a $4.6 million increase in interest expense related to the financing of increased levels of investments from the third quarter of 1997.

     Commercial Mortgage Banking. Revenues for the quarter ended September 30, 1998 primarily consisted of $32.6 million in origination, underwriting and servicing revenues and $27.2 million in interest income offset, in part, by a $34.1 million unrealized loss on mortgage loans held for sale due to a mark-to-market valuation. The $2.2 million decrease in revenues from $25.5 million for the prior year period to $23.3 million for the quarter ended September 30, 1998 primarily relates to a $34.1 million mark-to-market valuation on commercial mortgage loans driven by a widening of spreads and a $4.9 million decrease in income from equity affiliate (income from equity affiliate was from the AMRESCO Capital L.P. 50% share in a joint venture). Such decreases were offset, in part, by an increase of $22.1 million in interest income due primarily to increased balances of commercial loans held for sale and an increase of $16.0 million in mortgage banking and servicing revenues due primarily to transaction volume of $3.7 billion during the third quarter of 1998 compared to $1.8 billion for the third quarter of 1997.

     Operating expenses for the quarter ended September 30, 1998 primarily consisted of $25.1 million in personnel expense, $16.0 million in other general and administrative expense and $14.5 million in interest expense. The $39.8 million increase in expenses from $16.7 million for the prior year period to $56.5 million for the quarter ended September 30, 1998 was due primarily to an increase of $14.0 million in interest expense related to financing an increased balance of commercial loans held for sale, a $12.6 million increase in personnel expenses primarily related to commissions on increased originations and increased number of personnel due to expanded operations and an increase of $12.7 million in other general and administrative expense due to an accrual for settlement of outstanding loan commitments and expanded operations.

      Home Equity Lending. Revenues for the three months ended September 30, 1998 primarily consisted of $45.5 million in interest income and $29.4 million of gains on securitization and sale of home equity loans offset, in part, by a $6.5 million unrealized loss on mortgage loans held for sale. The $19.9 million increase in revenues from $50.8 million for the prior year period to $70.7 million for the quarter ended September 30, 1998 primarily related to a $17.0 million increase in interest income related to increased balances of loans held for sale and retained interests in securitizations and a $9.0 million increase in gain on securitization offset, in part by a $6.5 million mark-to-market adjustment on mortgage loans related to the widening of spreads on MBS.

     Operating expenses for the quarter ended September 30, 1998 primarily consisted of $30.4 million in interest expense, $15.4 million in personnel expense, $6.4 million in other general and administrative expense and $3.4 million in provision for loan losses. Operating expenses increased by $23.1 million from $33.6 million for the prior year period to $56.7 million for the quarter ended September 30, 1998. This increase primarily consisted of $13.4 million in interest expense and $5.9 million in personnel expense. Interest expense primarily related to borrowings under warehouse loans payable which funded the origination, acquisition and warehousing of mortgage loans held for sale and personnel costs increased significantly from the prior year period due primarily to the increased operations of the wholesale/retail business.

      Commercial Finance. Revenues for the three months ended September 30, 1998 primarily consisted of $25.2 million of interest income and $8.3 million of gain on securitization and sale of loans. The $22.4 million increase in revenues from $12.0 million for the prior year period to $34.4 million for the three months ended September 30, 1998 relates primarily to a $16.2 million increase in interest income and a $6.3 million increase in gain on sale of loans and investments. The increase in interest and other investment income was due primarily to loan payoffs and interest earned on loans and securities retained in securitizations, both of which have increased significantly since the third quarter of 1997. The increase in gain on sale of loans and investments was due primarily to the securitization of approximately $114.0 million of franchise loans.

     Operating  expenses  for the quarter ended  September  30,  1998 primarily consisted of $11.7 million in interest expense and $5.0 million in personnel cost. The $11.9 million increase in expenses from $8.8 million for the prior year period to $20.7 million for the quarter ended September 30, 1998 was due primarily to an increase of $8.3 million in interest expense related to the financing for increased levels of loans held for sale and investments from 1997 and $2.6 million in personnel expense related to expanded operations.

     Residential Mortgage Banking. The residential mortgage banking line of business is comprised of the newly acquired operations of MIC. Revenues for the period from inception (August 11, 1998) through September 30, 1998 primarily consisted of $18.2 million of gain on sale of Veteran's Administration streamlined re-financed loans. Operating expenses of $10.3 million primarily consisted of $7.5 million in personnel expense (primarily commissions) and $2.1 million in other general and administrative expense.

      Corporate, Other and Intercompany Eliminations. Operating losses for the three months ended September 30, 1998 increased $1.0 million due primarily to amortization of intangibles related to acquisitions.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

      The Company reported a 73% increase in revenues from $291.5 million for the year-to-date period ended September 30, 1997 to $505.3 million for the year-to-date period ended September 30, 1998 due primarily to a $183.2 million increase in interest and other investment income, a $48.7 million increase in gain on sale of loans and investments and a $35.8 million increase in mortgage banking and servicing fees offset, in part, by a $40.6 million unrealized loss on mortgage loans held for sale. Operating profit decreased from $59.8 million to $56.5 million, or 6%, and net income decreased from $36.4 million to $34.5 million, or 5%, compared to the prior year period. Such decreases were due primarily to losses totaling $51.0 million related to mark-to-market valuations of commercial and home equity mortgage loans held for sale and related hedge positions, including commercial mortgage loans held by an equity affiliate, an actual loss on commercial mortgage loan sales and a reserve for outstanding commercial mortgage loan commitments. Diluted weighted average common shares outstanding increased 19% due primarily to the early 1998 public offering of the Company's common stock. Diluted earnings per share decreased 20% from $1.00 to $0.80.

     Asset Management. Revenues for the nine months ended September 30, 1998 primarily consisted of $73.6 million in interest income, $13.4 million in asset management and resolution fees and $13.0 million in gain on sale of investments. The $28.8 million increase in revenues from $72.4 million for the first nine months of 1997 to $101.2 million for the nine months ended September 30, 1998 was primarily comprised of a $27.1 million increase in interest and investment income and a $7.1 million increase in gain on sale of investments offset, in part, by a $5.2 million decrease in management and resolution fees. Interest income increased due primarily to a significant increase in aggregate investments for the Company's own account from 1997. Gain on sale of loans and investments increased due primarily to higher current year sales of commercial mortgage backed securities and real estate. Asset management and resolution fees decreased as a result of a shift in business away from primarily managing and investing in partnerships and joint ventures to investing in wholly-owned portfolios.

     Operating expenses for the nine months ended September 30, 1998 primarily consisted of $28.3 million in interest expense, $21.0 million in other general and administrative expenses and $11.8 million in personnel cost. The $19.0 million increase in expenses from $44.2 million for the prior year period to $63.2 million for the year-to-date period ended September 30, 1998 was due primarily to a $12.4 million increase in interest expense related to the financing of increased levels of investments from early 1997 and a $9.2 million increase in other general and administrative expenses primarily related to increased real estate.

     Commercial Mortgage Banking. Revenues for the nine months ended September 30, 1998 primarily consisted of $78.5 million in origination, underwriting and servicing revenues and $63.8 million in interest income offset, in part, by a $34.1 million unrealized loss on mortgage loans held for sale due to the widening of spreads on MBS and related instruments. The $41.9 million increase in revenues from $69.8 million for the prior year period to $111.7 million for the nine months ended September 30, 1998 primarily relates to an increase of $50.3 million in interest income due primarily to increased balances of commercial loans held for sale since 1997 and $36.4 million of increased mortgage banking and servicing revenues due primarily to transaction volume of $9.1 billion during the first nine months of 1998 compared to $4.5 billion for the first nine months of 1997 offset, in part, by a $34.1 million unrealized loss on commercial mortgage loans held for sale.

     Operating expenses for the year-to-date period ended September 30, 1998 primarily consisted of $62.8 million in personnel expense, $35.9 million in interest expense and $28.3 million in other general and administrative expense. The $83.1 million increase in expenses from $45.9 million for the prior year period to $129.0 million for the nine months ended September 30, 1998 was due primarily to an increase of $33.2 million in interest expense related to financing an increased balance of commercial loans held for sale, a $30.4 million increase in personnel expenses primarily related to commissions on increased originations and number of personnel and an increase of $19.4 million in other general and administrative expense due to an accrual for the settlement of outstanding loan commitments and expanded operations.

      Home Equity Lending. Revenues for the nine months ended September 30, 1998 primarily consisted of $129.8 million in interest income and $61.7 million of gains on securitization and sale of home equity mortgage loans offset, in part, by a $6.5 million unrealized loss on home equity mortgage loans held for sale due the widening of interest rate spreads. The $68.3 million increase in revenues from $122.1 million for the prior year period to $190.4 million for the nine months ended September 30, 1998 primarily related to a $66.3 million increase in interest income related to originated and acquired loans held for sale, which have increased significantly since the same period in 1997, and retained interests in
securitizations   (including  related  hedging   and   mark-to-market
activities).

     Operating expenses for the year-to-date period ended September 30, 1998 primarily consisted of $83.3 million in interest expense, $40.4 million in personnel expense, $17.1 million in other general and administrative expense and a $12.0 million provision for loan losses. Operating expenses increased by $69.6 million from $85.4 million for the prior year period to $155.0 million for the quarter ended September 30, 1998. This increase primarily consisted of $43.7 million in interest expense, $12.4 million in personnel expense, $7.7 million in provision for loan losses, and $4.7 million in other general and administrative expenses. Interest expense was primarily related to borrowings under warehouse loans payable which funded the origination, acquisition and warehousing of mortgage loans held for sale. Personnel and other general and administrative costs increased significantly from the prior year period due primarily to the expanded operations of the wholesale/retail business and the provision for loan losses increased due to increased levels of under-performing loans.

      Commercial Finance. Revenues for the nine months ended September 30, 1998 primarily consisted of $55.3 million of interest income and $25.3 million of gain on securitization and sale of loans. The $54.3 million increase in revenues from $27.9 million for the prior year period to $82.2 million for the nine months ended September 30, 1998 relates primarily to the acquisition of the operations of the business lending group (formerly known as Commercial Lending Corporation) in March 1997 and increased lending activity. Interest income increased $37.6 million due primarily to interest earned on loans and securities retained in securitizations, both of which have increased significantly since early 1997. Gain on sale of loans and investments increased $16.9 million due primarily to a gain on the securitization and sale of approximately $233.7 million of small business and franchise loans.

     Operating expenses for the nine months ended September 30, 1998 primarily consisted of $26.0 million in interest expense, $11.3 million in personnel cost, $5.2 million in other general and administrative expenses and a $4.8 million provision for loan losses. The $29.8 million increase in expenses from $17.8 million for the prior year to $47.6 million for the nine months ended September 30, 1998 was due primarily to an increase of $19.0 million in interest expense related to the financing for increased levels of loans held for sale and investments from 1997, $6.5 million in personnel expense related to expanded operations due primarily to the acquisition of business lending group and $2.9 million in other general and administrative expenses primarily related to expanded operations.

     Residential Mortgage Banking. The residential mortgage banking line of business is comprised of the newly acquired operations of MIC. Revenues for the period from inception (August 11, 1998) through September 30, 1998 primarily consisted of $18.2 million of gain on sale of Veteran's Administration streamlined re-financed loans. Operating expenses of $10.3 million primarily consisted of $7.5 million in personnel expense (primarily commissions) and $2.1 million in other general and administrative expense.

      Corporate, Other and Intercompany Eliminations. Operating losses for the nine months ended September 30, 1998 increased $3.8 million from the prior year period due primarily to increased amortization of intangibles related to acquisitions.

Recent Developments

     During the latter part of the third quarter of 1998, and continuing into the fourth quarter of 1998, the capital markets experienced rapid and extreme changes evidenced by a decline of investor demand for corporate fixed income investments, including MBS, and a widening of spreads between interest rates on treasury securities and interest rates on MBS. The widening of spreads between treasury securities and MBS resulted in securitized lenders, such as the Company, having to meet significant margin calls from the lenders who had financed the accumulation of mortgage loans intended for securitization. Also, in many cases, securitized lenders were required to meet further margin calls caused by the decline in the value of related hedge positions. At the same time the Company was faced with an uncertain securitization market for the approximately $2.4 billion of commercial mortgage and home equity loans held on its balance sheet. As discussed in more detail below, in October 1998 the Company undertook and completed several significant transactions which addressed the rapidly changing liquidity concerns raised by margin calls and the uncertain market for MBS. The Company is also in the process of restructuring certain business operations to reduce its reliance on capital markets transactions and to emphasize businesses that have demonstrated strong cash earnings and growth potential and risk adjusted returns on capital. Due to the rapid changes in the capital markets, the Company anticipates a consolidated after-tax loss in the fourth quarter of 1998 of approximately $85.0 - $95.0 million based upon current market conditions and operations.

Commercial Mortgage Banking

     In October of 1998, the Company made the decision to re-focus its commercial mortgage banking business to emphasize the following operations which have historically provided strong and predictable earnings growth: (i) core real estate investment banking and mortgage banking through Holliday Fenoglio Fowler, (ii) commercial mortgage loan originations and sales under agency multifamily lending programs with quasi-governmental agencies, such as Fannie Mae and Freddie Mac, and "private label" conduit programs with institutional participants and (iii) commercial mortgage loan servicing through AMRESCO Services. In connection with this decision, and in response to the Company's rapidly changing liquidity needs, the Company decided to sell its portfolio of commercial mortgage loans aggregating approximately $1.0 billion and to negotiate with borrowers to release the Company from commitments to fund approximately $400.0 million of commercial mortgage loans in the conduit program. Based upon current market conditions, the Company is currently not operating in the commercial mortgage loan conduit business.

     Proceeds from the October 1998 sale of the $1.0 billion of commercial mortgage loans (which included $90.0 million of loans held by a 50% owned joint venture), for which the related hedge positions were also closed, were used to repay the related warehouse line and for general corporate purposes. In connection with this loan sale, the Company retained an interest in the loans sold which entitles the Company to receive a portion of the proceeds of a subsequent securitization or sale of the loans sold in excess of the purchase price, investment banking fees and transaction costs. Approximately $550.0 million of the loans were included in a securitization transaction in early November 1998 and it is currently anticipated that the remaining loans will be included in a securitization prior to December 31, 1998. The Company anticipates recording a pre-tax loss of approximately $62.0 million in the fourth quarter of 1998 related to these transactions, however, such loss will not result in any net cash outlay by the Company. As of November 12, 1998, the retained interest, after completion of the initial $550.0 million securitization, is carried on the Company's balance sheet at approximately $22.0 million, which represents the Company's remaining exposure related to this loan sale.

     At November 12, 1998, the Company has completed negotiations with substantially all of the borrowers to terminate the loan commitments in the commercial mortgage conduit program.

Home Equity Lending

      In October of 1998, the Company made the decision to re-focus its home equity lending business on its retail and wholesale operations, the area of the home equity lending segment considered to hold the greatest potential for profitable growth. In connection with this decision, and in response to the Company's rapidly changing liquidity needs, the Company decided to sell its portfolio of performing home equity loans aggregating approximately $1.4 billion. The Company also decided to negotiate the termination of a commitment to purchase $260.0 million of home equity loans. The Company has suspended the "bulk" purchase of home equity loans and the origination of home equity loans through the correspondent channel which collectively accounted for approximately $2.7 billion and $2.3 billion of loan volumes in 1997 and for the nine months ended September 30, 1998, respectively.

     Proceeds from the October 1998 sale of the $1.4 billion of performing home equity loans, for which the related hedge positions were also closed, were used to repay warehouse lines and for general corporate purposes. In connection with this loan sale, the Company retained an interest in the loans which entitles the Company to receive a portion of the proceeds of a subsequent securitization or sale of the loans in excess of the purchase price, investment banking fees and transaction costs. It is currently anticipated that the home equity loans sold will be included in one or more securitization in the fourth quarter of 1998 or first quarter of 1999. The Company anticipates recording a pre-tax loss of approximately $45.0 million in the fourth quarter of 1998 related to these transactions, however, such loss will not result in any net cash outlay by the Company. As of November 12, 1998, the retained interest is carried on the Company's balance sheet at approximately $40.0 million, which represents the remaining exposure related to this loan sale.

     Additionally, in October 1998 the Company sold approximately $45.0 million of delinquent home equity loans and real estate owned and recorded a loss of $16.7 million. In October 1998, the Company also recorded a loss of $5.0 million related to the termination of a commitment to purchase approximately $260.0 million of home equity loans.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $52.5 million at September 30, 1998. Cash flows used in operating activities plus principal collections on loans, asset portfolios and asset-backed securities totaled an inflow of $198.7 million for the first nine months of 1998 compared to $139.5 million for the same period in 1997. The variance from the prior period was due primarily to increased principal collections on loans and asset portfolios offset, in part, by providing financing for the increased balance of loans held for sale not covered by warehouse lines and retained interests. The following table is a summary of selected cash flow activity and debt ratios during the first nine months of 1998 and 1997 (dollars in thousands):

                                                       For the Nine Months
                                                       Ended September 30,
                                                         1998          1997
Net cash used in operating activities               $(287,851)    $  (26,518)
Net cash used in investing activities                (408,443)      (210,925)
Net cash provided by financing activities             722,898        239,743
Other financial measures:
 Cash flow from operations and collections on
 loans, asset portfolios and asset-backed securities  198,663       139,451
 Cash provided by new capital and borrowings, net
 (excluding warehouse loans payable)                  734,127       234,398
Cash used for purchase of asset portfolios,
asset-backed securities and originations of loans    (814,465)     (410,161)
 EBITDA (1)                                           255,915       141,839
 Interest coverage ratio (2)                              1.5x          2.0x


The following table is a summary of selected debt ratios as of September 30, 1998 and December 31, 1997:

                                              1998     1997
Ratio of total debt to equity                5.9:1     5.2:1
Ratio of core debt to equity (3)             2.3:1     2.2:1
_______________
(1) EBITDA is calculated as operating income before interest, income taxes, depreciation and amortization. The Company has included information concerning EBITDA because EBITDA is one measure of an issuer's historical ability to service its indebtedness. EBITDA should not be considered as an alternative to, or more meaningful than, net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

(2) Interest coverage ratio means the rolling twelve month ratio of earnings before interest, taxes, depreciation and amortization to cash interest expense.

(3)  Excludes indebtedness under warehouse lines of credit.

     The following table shows the components of the Company's capital structure, including certain short-term debt, as of September 30, 1998 and December 31, 1997 (dollars in millions):


                                    1998            1997
                                          % of              % of
                                Dollars   Total   Dollars  Total
Shareholders' equity           $   669.1   14%   $ 408.5    16%
Senior notes                        57.5    1       57.5     2
Senior subordinated notes          580.2   13      250.0    10
Mortgage warehouse loans         2,404.1   52    1,216.8    49
Notes payable                      923.6   20      583.4    23
Total                           $4,634.5  100%  $2,516.2   100%

     Total assets increased $2.2 billion to $4.8 billion at September 30, 1998 from $2.6 billion at December 31, 1997. This increase was due primarily to an increase in loans held for sale, loans and investments in real estate portfolios, retained interests in securitizations and intangibles.

Senior Credit Facility

      Effective August 12, 1998 the Company entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by NationsBank, N.A., as administrative agent and Credit Suisse First Boston, as syndication agent, replacing the Third Amended and Restated Loan Agreement (as modified and amended) dated as of September 30, 1997. The Credit Agreement provides for a revolving loan commitment with a short and long term commitments of $167.5 million and $502.5 million, respectively, and a term commitment of $67.5 million. The short and long term revolving facilities terminate August 11, 1999 and August 12, 2001, respectively, and the term loan commitment terminates August 12, 2003. As of September 30, 1998, $666.9 million was outstanding under the Credit Agreement. The Company expects to repay the $ 167.5 million revolving loan commitment that matures August 11, 1999 using internally generated funds.

Commercial Mortgage Banking Facilities

     During the nine months ended September 30, 1998, the Company financed its commercial mortgage lending operations with warehouse lines of credit with aggregate credit limits of $1.6 billion. As a result of the restructuring of the commercial mortgage banking operations discussed above, the Company's financing requirements and financing sources have been significantly reduced.

     The First Amended and Restated Promissory Note ("Promissory Note") dated October 16, 1998, between a wholly owned subsidiary of the Company and Residential Funding Corporation provides financing in an amount not to exceed $200.0 million for the purpose of financing the origination and acquisition of commercial mortgage loans, principally loans originated in the Fannie Mae program. The
Promissory Note replaced a prior financing arrangement with Residential Funding Corporation. At September 30, 1998, $75.0 million was outstanding under such prior financing arrangement.

Home Equity Lending Facilities

     During the nine months ended September 30, 1998, the Company financed its home equity lending operations with warehouse lines of credit with aggregate credit limits of $2.9 billion. As a result of the restructuring of the home equity lending business described above, the Company's financing requirements and financing sources have been significantly reduced.

     The Interim Warehouse and Security Agreement (the "Security Agreement") dated February 27, 1998, between a wholly owned subsidiary of the Company and Prudential provides financing in an amount not to exceed $350.0 million for the origination and purchase of certain residential mortgage loans. As of September 30, 1998, $340.3 million was outstanding under the Security Agreement.

Commercial Finance Facilities

     The Interim Warehouse and Security Agreement (the "Commercial Concepts Agreement") dated February 26, 1998, between a wholly owned subsidiary of the Company and Prudential Securities Credit Corporation ("Prudential") provides financing in an amount not to exceed $100.0 million for the origination and purchase of small business loans. At September 30, 1998, $59.9 million was outstanding under the Commercial Concepts Agreement.

     The Interim Warehouse and Security Agreement (the "Franchise Agreement") dated March 17, 1998, between a wholly owned subsidiary of the Company and Prudential provides financing in an amount not to exceed $150.0 million for the origination and purchase of certain franchise and construction loans. At September 30, 1998, $6.8 million was outstanding under the Franchise Agreement.

     The Loan Agreement ("Loan Agreement") dated August 31, 1998, between a wholly owned subsidiary of the Company and Salomon Brothers Realty Corporation provides financing in an amount not to exceed $200.0 million to provide financing for the origination of commercial mortgage loans secured by certain real estate properties originated or acquired. At September 30, 1998, $21.9 million was outstanding under the Loan Agreement.

     The Transfer and Administration Agreement ("Transfer Agreement") dated September 29, 1998, between a wholly owned subsidiary of the Company and Kitty Hawk Funding Corporation provides financing in an amount not to exceed $100.0 million for the funding of residential construction builders. At September 30, 1998, $80.1 million was outstanding under the Transfer Agreement.

General

     The Company believes that it has sufficient liquidity to meet its obligations, including the $167.5 million due in August 1999 under the Credit Agreement and the $57.5 million of senior notes due July 1999, and to fund its operations at current levels. The primary sources of liquidity currently include the Credit Agreement and, to the extent described above, the Warehouse Facilities, and internally generated funds. In addition to the loan sales and other matters described above under "Recent Developments", the Company has taken a number of steps to manage its liquidity. The Company has temporarily suspended investment activities and expects that income from its existing investments and the proceeds received from the liquidation of investments in the ordinary course of business will significantly enhance the Company's liquidity position beginning in the first quarter of 1999. In addition, the Company is seeking to obtain third party financing for certain assets which, if successful, would result in additional capacity under the Credit Agreement.

     The Credit Agreement, the Warehouse Facilities and the indentures under which the senior notes and senior subordinated notes are issued contain certain financial covenants relating to among other things, interest coverage, leverage and tangible net worth. If the losses experienced by the Company are higher than currently expected, it may be in default under the financial covenants. Any such default could materially impact the Company's financial condition and prospects. The Company does not anticipate that it will be in default under any of its credit agreements and facilities in the foreseeable future.

     The Company has historically accessed the capital markets as an important part of its capital raising activities, including to raise funds in debt and equity offerings, to finance the acquisition of assets and the origination and accumulation of loans, and to securitize and sell mortgage loans originated by its different business lines. The Company anticipates that its access to the capital markets will be significantly limited for the foreseeable future and that other sources of third party financing will also be limited.

Other Matters

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

     On August 11, 1998, the Company acquired MIC, a privately held specialized producer of veteran's administration streamlined re-financed loans, by merging a wholly-owned subsidiary of the Company with MIC. The merger agreement provided for an acquisition price of approximately 1.8 million shares of the Company's common stock and $2.6 million in cash. Additionally, the Company will pay an annual earnout over a three-year period, the total of which will not exceed $105.0 million, comprised of approximately 82% in the Company's common stock and 18% cash.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters for fiscal years beginning after June 15, 1999. The Company has not yet determined the impact on the Consolidated Financial Statements upon adoption of this standard.

     In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities based upon its ability and intent to sell or hold those investments. This statement is effective for the first fiscal quarter beginning after December 15, 1998 with early adoption permitted. The Company has not yet determined the impact on the Consolidated Financial Statements upon adoption of this standard.

Year 2000 Issue

General

     Many of the world's computers, software programs and other equipment using microprocessors or embedded chips currently have date fields that use two digits rather than four digits to define the applicable year. These computers, programs and chips may be unable to properly interpret dates beyond the year 1999; for example, computer software that has date sensitive programming using a two-digit format may recognize a date using "00" as the year 1900 rather than the year 2000. Such errors could potentially result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities, which, in turn, could lead to disruptions in the Company's operations or performance.

     The Company's assessments of the cost and timeliness of completion of Year 2000 modifications set forth below are based on management's best estimates, which were derived using numerous assumptions relating to future events, including, without limitation, the continued availability of certain internal and external resources and third party readiness plans. Furthermore, as the Company's Year 2000 initiative (described below) progresses, the Company continues to revise its estimates of the likely problems and costs associated with the Year 2000 problem and to adapt its contingency plan. However, there can be no assurance that any estimate or assumption will prove to be accurate.

The Company's Year 2000 Initiative

     The Company is conducting a comprehensive Year 2000 initiative with respect to its internal business-critical systems. This initiative encompasses information technology ("IT") systems and applications, as well as non-IT systems and equipment with embedded technology, such as fax machines and telephone systems, which may be impacted by the Year 2000 problem. Business-critical systems encompass  internal  accounting systems,  including  general  ledger, accounts payable and financial reporting applications; cash management systems; loan servicing systems; and decision support systems; as well as the underlying technology required to support the software. The initiative includes assessing, remediating or replacing, testing and upgrading the Company's business-critical IT systems with the assistance of a consulting firm that specializes in Year 2000 readiness. Based upon a review of the completed and planned stages of the initiative, and the testing done to date, the Company does not anticipate any material difficulties in achieving Year 2000 readiness with respect to its internal business-critical systems, and the Company anticipates that Year 2000 readiness with respect to virtually all its internal business-critical systems will be achieved by December 1998, with the exception of its home equity loan origination system, which is expected to be Year 2000 ready by March 31, 1999.

     In addition to its own internal IT systems and non-IT systems, the Company may be at risk from Year 2000 failures caused by or occurring to third parties. These third parties can be classified into two groups. The first group includes borrowers, significant business partners, lenders, vendors and other service providers with whom the Company has a direct contractual relationship. The second group, while encompassing certain members of the first group, is comprised of third parties providing services or functions to large segments of society, both domestically and internationally such as airlines, utilities and national stock exchanges.

     As is the case with most other companies, the actions the Company can take to avoid any adverse effects from the failure of companies, particularly those in the second group, to become Year 2000 ready is extremely limited. However, the Company is in the process of communicating with those companies that have significant business relationships with the Company, particularly those in the first group, to determine their Year 2000 readiness status and the extent to which the Company could be affected by any of their Year 2000 readiness issues. In connection with this process, the Company is seeking to obtain written representations and other independent confirmations of Year 2000 readiness from the third parties with whom the Company has material contracts. Responses from all third parties having material contracts with the Company have not been received. In addition to contacting these third parties, where there are direct interfaces between the Company's systems and the systems of these third parties in the first group, the Company plans to conduct testing in the second quarter of 1999 in conformance with the guidelines of the Federal Financial Institutions Examination Council. Based on responses received and testing to date, it is not currently anticipated that the Company will be materially affected by any third party Year 2000 readiness issues.

     For all business-critical systems interfaces, readiness is scheduled to be achieved by December 31, 1998. Significant third party service providers that have not completed their Year 2000 initiatives by March 31, 1999 are scheduled to be replaced with comparable firms that are believed to be compliant. The Company anticipates that this portion of its Year 2000 initiative will be completed within the scheduled time periods.

     There can be no assurance that the systems of the Company or those of third parties will be timely converted. Furthermore, there can be no assurance that a failure to convert by another company, or a conversion that is not compatible with the Company's systems or those of other companies on which the Company's systems rely, would not have a material adverse effect on the Company.

     The Company does not anticipate that it will incur material expenditures in connection with any modifications necessary to achieve Year 2000 readiness. The Company estimates that it has incurred approximately $650,000 of costs related to its Year 2000 initiative through September 30, 1998, and the Company anticipates that it will incur approximately $600,000 of costs in the future with respect to the initiative. These cost estimates do not include costs associated with internal resources assigned to the initiative.

Potential Risks

     In addition to the Company's internal systems and the systems and embedded technology of third parties with whom the Company does business, there is a general uncertainty regarding the overall success of global remediation efforts relating to the Year 2000 problem, including those efforts of providers of services to large segments of society, as described above in the second group. Due to the interrelationships on a global scale that may be impacted by the Year 2000 problem, there could be short-term disruptions in the capital or real estate markets or longer-term disruptions that would affect the overall economy.

     Due to the general uncertainty with respect to how this issue will affect businesses and governments, it is not possible to list all potential problems or risks associated with the Year 2000 problem. However, some examples of problems or risks to the Company that could result from the failure by third parties to adequately deal with the Year 2000 problem include:

         in the case of lenders, the potential for liquidity stress due to disruptions in funding flows;

         in the case of exchanges and clearing agents, the potential for funding disruptions and settlement failures;

         in the case of vendors or providers, service failures or interruptions, such as failures of power, telecommunications and the embedded technology of building systems (such as HVAC, sprinkler and fire suppression, elevators, alarm monitoring and security, and building and parking garage access).

     With respect to the Company's loan portfolios, risks due to the potential failure of third parties to be ready to deal with the Year 2000 problem include:

         potential borrower defaults resulting from computer failures of retail systems of major tenants in retail commercial real estate properties such as shopping malls and strip shopping centers;

         potential borrower defaults resulting from increased expenses or legal claims related to failures of embedded technology in building systems, such as HVAC, sprinkler and fire suppression, elevators, alarm monitoring and security, and building and parking garage access;

         delays in reaching projected occupancy levels due to construction delays, interruptions in service or other market factors.

     These risks are also applicable to the Company's portfolios of MBS, as these securities are dependent upon the pool of mortgage loans underlying them. If the investors in these types of securities demand higher returns in recognition of these potential risks, the market value of any future MBS portfolios of the Company also could be adversely affected.

     Other problems that could result from the failure of the Company or third parties to achieve Year 2000 readiness include impairment of the Company's ability to report to investors and owners with respect to portfolio performance and collect and remit payments, including those with respect to return on investments, taxes and insurance. Furthermore, the Company's loan servicing operations rely on computers to process and manage loans. These operations are of such a volume and nature that manual processing would be time consuming and expensive. Therefore, a failure of the Company's own systems or the systems provided by third parties and used by the Company to be timely compliant could have a material adverse effect on the Company's loan servicing operations.

     The Company believes that the risks most likely to affect the Company adversely relate to the failure of third parties, including its borrowers and sources of capital, to achieve Year 2000 readiness. If its borrowers' systems fail, the result could be a delay in making payments to the Company or the complete business failure of such borrowers. The failure, although believed to be unlikely, of the Company's sources of capital to achieve Year 2000 readiness could result in the Company being unable to obtain the funds necessary to continue its normal business operations.

     Some of the risks associated with the Year 2000 problem may be mitigated through insurance maintained or purchased by the Company, its business partners, borrowers and vendors. However, the scope of insurance coverage in addressing these potential issues under existing policies has yet to be tested, and the economic impact on the solvency of the insurers has not been explored. Therefore, no assurance can be given that insurance coverage will be available or, if it is available, that it will be available on a cost-effective basis or that it will cover all or a significant portion of any potential loss.

Business Continuity/Disaster Recovery Plan

       The Company currently has a business continuity/disaster recovery plan that includes business resumption processes that do not rely on computer systems and the maintenance of hard copy files, where appropriate. The business continuity/disaster recovery plan is monitored and updated as potential Year 2000 readiness issues of the Company and third parties are specifically identified. Due to the inability to predict all of the potential problems that may arise in connection with the Year 2000 problem, there can be no assurance that all contingencies will be adequately addressed by such plan.

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

                     PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds.

     For the quarterly period covered by this Report, the Company issued the following equity securities that were not registered under the Securities Act of 1933, as amended (the Securities Act):

     1. On July 17, 1998, the Company issued 1,293,701 shares of Common Stock to the former members and partners of Independence Funding Co. L.L.C. and TeleCapital, L.P. (the IFC Entities) in connection with the acquisition by the Company of the IFC Entities. In addition to the Common Stock, the Company paid $43,654,000 in cash in connection with such acquisition. The Company issued the Common Stock pursuant to a private offering exemption under Section 4(2) of the Securities Act, as this was an isolated transaction involving a small number of purchasers.

     2. On July 22, 1998, the Company issued 20,915 shares of Common Stock to the former members of Vanguard Commercial Mortgage, Inc. ("Vanguard") in connection with the acquisition by the Company of Vanguard. In addition to the Common Stock, the Company paid $1,000,000 in cash in connection with such acquisition. The Company issued the Common Stock pursuant to a private offering exemption under Section 4(2) of the Securities Act, as this was an isolated transaction involving a small number of purchasers.

     3. On August 11, 1998, the Company issued 1,804,441 shares of Common Stock to the former members of Mortgage Investors Corporation ("MIC") in connection with the acquisition by the Company of MIC. In addition to the Common Stock, the Company paid $2,634,000 in cash in connection with such acquisition and will pay up to an additional $105,000,000 in cash and stock over a three-year period in the event certain performance goals are met or exceeded during the fiscal years 1999, 2000 and 2001. The Company issued the Common Stock pursuant to a private offering exemption under Section 4(2) of the Securities Act, as this was an isolated transaction involving a small number of purchasers.

ITEM 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits and Exhibit Index

          Exhibit No.
          10 Credit Agreement among AMRESCO INC., as borrower, NationsBank, N.A. as administrative agent and Credit Suisse First Boston as syndication agent for the "Lenders".

          11     Computation of Per Share Earnings.

          27     Financial Data Schedule.


     (b)  Reports on Form 8-K

          The Registrant filed a Current Report on Form 8-K, dated August 19, 1998, reporting pursuant to Items 5 and 7 of such Form the repurchase of up to one million shares of the Company's common stock, par value $0.05 per share.

          The Registrant filed a Current Report on Form 8-K, dated October 12, 1998, reporting pursuant to Items 5 and 7 of such Form the completed sale of approximately $936 million of commercial mortgage loans, the completed sale of $1.0 billion of home equity loans and the entering into an agreement to sell approximately $400 million of additional home equity loans.

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMRESCO, INC.
                                   Registrant


Date:  November 13, 1998                By: /s/Barry L. Edwards
                                            Barry L. Edwards
                                            Executive Vice President
                                            and Chief Financial Officer