Form 10-K
period 1998-12-31
AMRESCO INC
filed 1999-03-26
CIK 225569

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                       ________________________
                               FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
               For The Fiscal Year Ended December 31, 1998
                                    OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                             Name of Each Exchange
             Title of Each Class              on which Registered
   8.75% Senior Notes due 1999              New York Stock Exchange
   10% Senior subordinated Notes due 2003 New York Stock Exchange 10% Senior Subordinated Notes due 2004 New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:

           Shares of common stock, par value $0.05 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

      As of March 22, 1999, 48,069,335 shares of the registrant's common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of March 22, 1999, was approximately $398,500,000.

                  DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on May 19, 1999, are incorporated by reference in Part III hereof.

                                PART I

Item 1.   Business

General

     AMRESCO, INC. (the "Company") is a diversified financial services company specializing in real estate lending, commercial finance and the acquisition, resolution and servicing of performing, underperforming and nonperforming commercial loans. The Company began operations in 1987 providing asset management and resolution services to governmental agencies, financial institutions and others relating to nonperforming and underperforming commercial and real estate loans. In early 1994, the Company made the decision to diversify its business lines and build "franchise" business units that could use the Company's core real estate management and lending expertise to pursue growth in markets that were being underserved by traditional lenders. Since that time, the Company has entered the commercial mortgage banking, commercial finance, residential mortgage lending and loan servicing businesses and oriented its asset management activities towards direct investments in asset portfolios and the special servicing of large portfolios of asset-backed securities.

Business Activities

       The Company's primary businesses are organized along the following lines: asset management, commercial mortgage banking, home equity lending, commercial finance and residential mortgage banking. Financial information regarding the Company's operating segments is presented in Note 13 of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data." Additional financial information regarding the Company's operating segments is presented in "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations".

Asset Management Business

       General. The Company manages and resolves portfolios of performing, underperforming and nonperforming loans ("asset portfolios") and provides special servicing for nonperforming or underperforming loans in commercial mortgage-backed bond trusts and similar securitized commercial asset-backed loan portfolios.

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

      The Company obtains information on available asset portfolios from many sources, including banks, insurance companies and other lenders. Repeat business and referrals from asset portfolio sellers with whom the Company previously has transacted business are an important and frequent source of business. The Company has developed relationships in which it is a preferred purchaser of asset portfolios from certain sellers. The Company believes that it receives many asset portfolio solicitations that result primarily from the Company's reputation as an active portfolio purchaser. Other important sources of business include referrals from co-investors who seek the Company's participation in asset portfolio purchases, contacts initiated by senior management, public advertising of asset portfolios for sale and the Company's nationwide presence.

      The Company believes that opportunities for the acquisition, management and resolution of asset portfolios are becoming increasingly evident in certain international markets and that lenders in these markets are adopting many of the asset portfolio management and resolution outsourcing techniques currently utilized in the United States. Accordingly, the Company has opened offices in Toronto (August 1994), employing 13 persons, and London (October 1995), employing 11 persons, each at December 31, 1998, in order to take advantage of both investment and servicing opportunities in Canada, the United Kingdom and certain other Western European nations. During 1998, the Company began providing asset management services in Mexico and Asia employing 49 persons in Mexico and 3 persons in Asia. The Company believes that the international markets are less competitive and, as a result, provide more attractive investments and greater profit margins. The Company may open other offices and seek strategic alliances in other international markets. The Company had $102.8 million (Face Value) in Canadian asset portfolios, $441.5 million (Face Value) in United Kingdom asset portfolios and
$241.8 million (Face Value) in Mexican asset portfolios under management as of December 31, 1998.

      The Company believes that it can gain market share in the asset portfolio acquisition, management and resolution business due to its experience in managing and resolving asset portfolios and its national reputation and strategic relationships with sellers and purchasers of asset portfolios, including financial institutions, large corporate buyers, investment banking firms and sophisticated private investors.

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

      Asset portfolio evaluations are conducted almost exclusively by the Company's employees who specialize in analysis of nonperforming and underperforming loans, often with further specialization based on geographic or collateral-specific factors. Most of these employees have previously served the Company (and some continue to serve) as asset managers with responsibility for resolving such loans. Their asset management experience aids these individuals, working together in teams, in making informed judgments about the status of each loan and the underlying collateral, the probable cash flows from the loan, the likely resolution of the loan and the time and expense required for resolution.

       Loan   resolutions  are  typically  accomplished  through   (i)
negotiating a discounted payoff with debtors, which may be accomplished through a refinancing by the obligor with a lender other than the Company, or (ii) foreclosure and sale of the collateral. The Company generally seeks consensual resolution of each loan, having found that a negotiated resolution usually maximizes the Company's or investor's rate of return. Historically, the Company has resolved the majority of the assets in an asset portfolio within 18 months of acquisition. The goal of the Company's loan resolution process is to maximize the cash recovery in a timely manner on each loan in an asset portfolio.

      The Company's investment in asset portfolios is comprised of collateralized business loans and in real estate collateralized loans. At December 31, 1998, the Face Value of the Company's wholly-owned asset portfolios aggregated approximately $1,048.0 million, which was composed of approximately $685.9 million (65.4%) of collateralized business loans, approximately $141.2 million (13.5%) of asset-backed securities and approximately $220.9 million (21.1%) of real estate.

      For the years ended December 31, 1998, 1997 and 1996, $112.7 million (21.4%), $103.6 million (24.8%), and $88.8 million (44.4%)
respectively, of the Company's revenues were attributable to its asset management business. The following table reflects the ownership composition of the asset portfolios (based on their Face Value) under management by the Company as of December 31, 1998, 1997, 1996, 1995 and 1994. Certain reclassifications of prior period amounts have been made to conform to the current year presentation.

                                            1998          1997             1996           1995            1994
                                                % of            % of           % of           % of             % of
                                        Amount  Total  Amount   Total   Amount  Total  Amount  Total   Amount   Total
                                                                         (dollars in millions)
Wholly-owned by the Company            $1,048.0  33.6%   $593.4  30.7%  $ 572.2  20.7%  $  354.3   9.6%   $  140.4   4.6%
Owned by the Company with co-investors    182.5   5.9     422.9  21.8     836.0  30.1    1,558.1  42.2     1,675.9  55.3
Owned by third parties:
    Securitized mortgage pools            574.0  18.4     459.2  23.7     618.0  22.3      738.3  20.0       315.0  10.4
    Government and other owners         1,313.1  42.1     462.1  23.8     744.4  26.9    1,043.2  28.2       900.5  29.7
      Total under management           $3,117.6 100.0% $1,937.6 100.0% $2,770.6 100.0%  $3,693.9 100.0%   $3,031.8 100.0%

      The following table reflects the Company's investment in asset portfolios as of December 31, 1998, 1997, 1996, 1995 and 1994:

                                        1998    1997     1996     1995   1994
                                                 (dollars in millions)
Wholly-owned by the Company            $573.0   $494.9   $274.9  $172.6  $34.4
Owned by the Company with co-investors   17.1     22.8     27.7    34.3   33.7
Total                                  $590.1   $517.7   $302.6  $206.9  $68.1

      Special Servicing. As part of its third-party asset management and resolution business, the Company aggressively pursues contracts to serve as the designated special servicer for pools of securitized commercial mortgages. The competitive bidding process generally requires that the Company agree to purchase an interest (a "servicing strip") in the securitized portfolio in order to secure the servicing contract. After a loan within a securitized pool of performing loans becomes delinquent or nonperforming, the master servicer or primary servicer of the pool will contractually transfer responsibility for resolution of that loan to the pool's designated special servicer. Special servicers earn an annual fee (typically approximately 50 basis points of the Face Value of the delinquent or nonperforming loans subject to special servicing), plus a 50 to 200 basis points resolution fee based on the total cash flow from resolution of each such loan as it is received. As of December 31, 1998, the Company was the designated special servicer for securitized pools holding approximately $20.2 billion (Face Value) of loans, $574.0 million (Face Value) of which had been assigned to the Company for resolution in its capacity as special servicer.

Commercial Mortgage Banking Business

      General. The Company performs a wide range of commercial mortgage banking services, including originating, underwriting, placing, selling and servicing commercial real estate loans through Holliday Fenoglio Fowler, AMRESCO Capital and AMRESCO Services.

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

      Holliday Fenoglio Fowler was one of the largest commercial mortgage bankers in the United States in 1998 (based on origination volume) and primarily serves commercial real estate developers and owners by arranging commercial real estate loans and providing brokerage and other real estate capital markets services for commercial real estate transactions. Holliday Fenoglio Fowler arranged approximately $7.3 billion, $4.7 billion and $2.5 billion of commercial real estate loans during 1998, 1997 and 1996, respectively. Holliday Fenoglio Fowler principally targets developers and owners of commercial and multifamily real estate properties. Holliday Fenoglio Fowler serves prospective borrowers through its own commission-based mortgage bankers in 24 nationwide offices. The loans arranged by Holliday Fenoglio Fowler generally are funded by institutional lenders, primarily insurance companies, and by Conduit Purchasers. The Company estimates that Holliday Fenoglio Fowler has retained the servicing rights on approximately 19% of such loans over the last three years. The Company believes that Holliday Fenoglio Fowler's relationship and credibility with its institutional lender network provide the Company a competitive advantage in the commercial mortgage banking industry.

      The Company provided brokerage and other real estate capital markets services on commercial real estate sales and other real estate transactions, including joint ventures and participating mortgages of approximately $9.8 billion, $6.1 billion and $3.1 billion during 1998, 1997 and 1996, respectively. For the year ended December 31, 1998,
1997 and 1996, Holliday Fenoglio Fowler earned gross fees of $69.8 million, $44.0 million and $24.0 million, respectively, for brokerage services.

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

      Holliday Fenoglio Fowler has established relationships with over 200 institutional lenders that include insurance companies, pension plans and Conduit Purchasers. In 1998, 1997 and 1996, Holliday Fenoglio Fowler placed 1,109, 709 and 410 loans with approximately 198, 128 and 107 different lenders, respectively. Forty-eight institutional lenders have retained Holliday Fenoglio Fowler as their exclusive or semi-exclusive loan originator in selected cities and regions.

      Holliday Fenoglio Fowler has significantly expanded its East Coast business with the 1998 acquisitions of Fowler, Goedecke, Ellis & O'Connor Incorporated and PNS Realty Partners, L.P.

      Commercial Real Estate Lending. AMRESCO Capital is a commercial real estate lender, which originates, underwrites and closes long term fixed rate commercial mortgages for sale to various investors. During 1998, 1997 and 1996, AMRESCO Capital closed approximately $2.4 billion, $1.7 billion and $0.6 billion, respectively, of commercial real estate mortgages. AMRESCO Capital serves its market directly through 13 offices located in 12 states as well as through a network of approximately 40 independent mortgage brokers located throughout the United States. These independent mortgage brokers serve AMRESCO Capital on a nonexclusive basis and receive fees and commissions based on transaction size, type and complexity. For years ended December 31, 1998 and 1997, approximately 45% and 39% of the loans, respectively, underwritten by AMRESCO Capital were originated by Holliday Fenoglio Fowler.

      During the fourth quarter of 1998, AMRESCO Capital suffered significant losses related to its commercial mortgage conduit operation. As a result, AMRESCO Capital made the strategic decision to exit the commercial mortgage conduit business as a principal so as to avoid the significant capital markets risk associated with the accumulation and securitization of commercial mortgage loans. AMRESCO Capital's business is now focused on commercial mortgage lending through agency programs such as the Fannie Mae DUS program. In addition, as described below, AMRESCO Capital recently implemented conduit programs with major financial institutions that will provide fee income and a profit participation to AMRESCO Capital without the requirement to place significant capital at risk.

      AMRESCO Capital is approved by Fannie Mae to participate in its DUS program. An approved DUS lender is delegated the authority to approve, commit and close loans for multifamily mortgages on a national basis with the assurance that Fannie Mae will purchase the loans with the lender retaining the servicing. In return for the delegated authority to make loans and the subsequent purchase of such loans by Fannie Mae, DUS lenders must maintain a minimum capital base, and retain a certain level of credit risk on the loans they make. The DUS lender takes first loss risk up to 5% of the loan amount, and above 5% of the loan amount Fannie Mae and the DUS lender share the loss, with the DUS lender's maximum loss capped at 20% of the loan amount. AMRESCO Capital, as a DUS lender, had experienced no losses on its portfolio of sold DUS loans as of December 31, 1998, but, had a reserve of $6.1 million as of December 31, 1998 included in other liabilities. AMRESCO Capital is one of only 28 currently approved DUS lenders. While all DUS lenders operate on a national basis, the Company believes that 10 such lenders (including AMRESCO Capital) account for the majority of DUS volume.

     AMRESCO Capital is also a member of the Freddie Mac Program Plusr multifamily seller/servicer program. Through this program, the Company is authorized to originate multi-family mortgages for Freddie Mac in the states of Florida, New York, North Carolina, South Carolina and Pennsylvania. Freddie Mac recently has announced changes to its program that will have the effect of significantly expanding the number of areas in which the Company is authorized to originate mortgages.

      The Company believes that AMRESCO Capital, as an authorized Fannie Mae DUS and Freddie Mac Program Plusr lender, has certain competitive advantages in the multifamily mortgage origination business. These advantages include the competitive pricing afforded by Fannie Mae's and Freddie Mac's positions as the largest purchasers of housing related mortgages in the nation and AMRESCO Capital's affiliation with Holliday Fenoglio Fowler, one of the largest mortgage banking company's in the nation. For these reasons, the Company expects Fannie Mae and Freddie Mac loan originations to become a larger portion of its commercial mortgage banking activities. Holliday Fenoglio Fowler has been and is expected to be a significant source of such loan originations.

     During February 1999, AMRESCO Capital announced that formation of a strategic alliance with LaSalle National Bank in which commercial mortgage loans originated by AMRESCO Capital will be funded by LaSalle National Bank and securitized by LaSalle's affiliate, ABN AMRO
Incorporated. Also in February 1999, AMRESCO Capital announced a strategic alliance with Morgan Stanley Dean Witter to originate fixed rate commercial mortgage loans to be purchased by Morgan Stanley Dean Witter and included in commercial mortgage-backed securities to be lead managed by Morgan Stanley Dean Witter. The arrangements with LaSalle National Bank and Morgan Stanley Dean Witter both provide for AMRESCO Capital to earn fees for its origination and related services and to participate in the profits associated with the subsequent securitization of the commercial mortgage loans. AMRESCO Capital does not assume any significant funding risk associated with these conduit programs.

      Commercial Loan Servicing. AMRESCO Services is a servicer for securitized pools of commercial mortgages and whole loans. The average life of these securitized pools is expected to be approximately eight years. At December 31, 1998, 1997, 1996, 1995 and 1994, AMRESCO Services acted as servicer with respect to approximately $31.0 billion, $25.9 billion, $16.7 billion, $13.5 billion and
$5.6 billion, of loans, respectively. The dominant users of commercial loan servicers are commercial mortgage-backed bond trusts and other owners of commercial real estate loans, including lenders accumulating loans for securitization or sale that contract for servicing on an interim basis. Historically, the revenue stream from servicing contracts on commercial mortgages has been relatively predictable as prepayment penalties in commercial mortgages tend to discourage early loan payoffs.

      Primary servicing of whole loans involves collecting monthly mortgage payments, maintaining escrow accounts for the payment of ad valorem taxes and insurance premiums on behalf of borrowers, remitting payments of principal and interest promptly to investors in the underlying mortgages, reporting to those investors on financial transactions related to such mortgages and generally administering the loans. The servicer of whole loans also must cause properties to be inspected periodically, determine the adequacy of insurance coverage on each property and monitor delinquent accounts for payment. Servicer rates are determined by a bidding and negotiating process. AMRESCO Services is approved as a primary servicer by all four rating agencies.

      Master servicing involves providing administrative and reporting services to securitized pools of mortgage-backed securities. Typically, mortgages underlying mortgage-backed securities are serviced by a number of primary servicers. In fact, AMRESCO Services is a primary servicer for many of the loans for which it is also a master servicer. Under most master servicing arrangements, the primary servicers retain principal responsibility for administering the mortgage loans and the master servicer acts as an intermediary in overseeing the work of the primary servicers, monitoring their compliance with the issuer's standards and consolidating their respective periodic accounting reports for transmission to the securitization trustee in respect of the related securities. The Company frequently is designated as the full servicer for a pool of mortgages, in which case the Company acts as master, primary, and, in some cases, special servicer for the pool. Master/full servicers are typically paid fees based on the Face Value of loans under management, and the compensation is determined by a bidding and negotiating process. AMRESCO Services is approved as a master servicer by all four rating agencies.

Home Equity Lending Business

      General. Through home equity lending, the Company originates, acquires, warehouses, services and sells home equity loans. Home equity lending's loan production was $3.5 billion as compared to $3.6 billion for the years ended December 31, 1998 and 1997, respectively. In late 1998, the Company suffered significant losses related to home equity loans accumulated and held for subsequent securitization. As a result, the Company discontinued its "bulk" purchase of home equity loans and origination of home equity loans through correspondent channels, which collectively accounted for approximately $2.4 billion and $2.7 billion of loan volumes for the year ended December 31, 1998 and 1997, respectively. Currently, all loans originated by the Company are sold in "whole loan" sale transactions. The Company has re-focused its home equity lending business toward its retail and wholesale operations, the area of the home equity lending segment considered to hold the greatest potential for profitable growth.

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

      The home equity loans originated or acquired by the Company are underwritten in accordance with the Company's guidelines or the guidelines of the third party originator which have been submitted to and approved by the Company. In general, higher credit risk mortgage loans are graded in categories which permit higher debt ratios and more (or more recent) major derogatory credit items such as outstanding judgments or prior bankruptcies. The underwriting guidelines generally establish lower loan-to-value ratios and loan amounts for higher credit risk mortgage loans.

      Loan Products. The home equity loans originated and acquired by the Company consist of fixed and adjustable rate conventional, nonconforming mortgage loans with remaining terms to maturity of not more than 360 months and secured by deeds of trust, security deeds or mortgages. The properties securing the home equity loans consist primarily of single family residences (which may be attached, detached, part of a two-to-four-family dwelling, a condominium unit or a unit in a planned unit development). The properties securing the home equity loans may be owner occupied or non-owner occupied investment properties. The Company's home equity loan products include fixed rate loans that bear a fixed rate of interest for the life of the loan, adjustable rate loans that bear interest at rates that adjust, along with related monthly payments, periodically (generally semiannually) based on a specified financial index or quoted rate and loans that bear a fixed rate of interest for a specified period following origination (generally 2, 3 or 5 years) with periodic rate adjustments thereafter based on a specified financial index or quoted rate. In a majority of cases, the home equity loans can be prepaid by the mortgagor in whole or in part at any time, although the mortgagor may be required to pay a fee in connection with certain prepayments.

      Loan Sources. Since restructuring its operations in October 1998, the Company has obtained home equity loans through its wholesale broker operations and through various retail channels, including telemarketing, direct mail and retail branches. Wholesale operations involve the origination of loans through the Company's network of branch offices. Retail operations involve consumer direct mail, a retail sales center and retail branch operations. In its retail operations the Company works directly with consumers to originate, underwrite and close mortgage loans.

  Portfolio Performance. The following table provides information with respect to prepayments, delinquencies and net losses for each of the Company's securitizations as of December 31, 1998 prior to any potential recoveries:

          Issuance  Original    Balance      CPR %      Delinquencies (2)    % Net
Security   Date     Balance   Outstanding  Actual(1)  30-59   60-89    90+  Losses(3)
                               (dollars in millions)
 1996-1    01/25/96  $  275     $  72       34.86%     2.10%    2.10%   5.19%  0.89%
 1996-2    04/25/96     257        48       43.69      1.25     1.73    5.84   0.64
 1996-3    06/20/96     267       114       26.27      1.29     1.02    6.75   0.57
 1996-4    08/28/96     311        81       40.02      2.67     1.80   15.16   0.57
 1996-5    12/18/96     700       247       35.98      3.04     1.79   15.29   0.52
 1997-1    03/26/97     605       329       27.02      2.39     1.29   12.81   0.43
 1997-2    06/12/97     740       440       26.67      2.29     1.16   11.24   0.33
 1997-3    09/16/97     950       640       24.03      2.11     1.64    8.61   0.20
 1998-1    02/12/98   1,000       773       22.43      3.08     1.76    9.16   0.03
 1998-2    06/12/98   1,000       805       29.26      2.52     1.48    5.07   0.00
 1998-3    09/29/98   1,000       939       14.55      2.46     1.10    1.92   0.00

Weighted average (4)                        24.57%     2.49%    1.45%   7.59%  0.17%

(1) The Constant Prepayment Rate ("CPR") represents the rate of prepayment experienced by the referenced securitized pool of mortgage loans, expressed as an annual rate, relative to the outstanding principal balance over the life of mortgage loans. CPR is equal to Pure Prepayment ("PPR") (5) - Liquidation Proceeds + Realized Losses + Buyouts + Scheduled Principal Payments.

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

(4)  Based on the balance outstanding at December 31, 1998.

(5)  "PPR" is equal to voluntary borrower payoffs plus curtailments.

      Home Equity Loan Servicing. Since the acquisition of the assets and business of Quality Mortgage USA in October 1996, the Company has performed delinquency management and related servicing functions for the asset portfolios acquired from Quality Mortgage USA and for loans originated by the Company after October 1, 1997 or acquired by it on a servicing released basis. As of December 31, 1998, the Company was the special servicer for $3.0 billion of home equity loans. In addition, the Company is in the process of developing the appropriate infrastructure and systems to support a broader array of customer-intensive servicing functions, including general customer relations. The Company believes that customer intensive servicing functions, such as collections, delinquency management and general customer relations provide the opportunity to manage and improve the performance of its home equity loan portfolios by mitigating credit losses and prepayment risk through direct involvement with borrowers. The Company will continue to utilize recognized third party providers for portfolios of home equity loans currently being serviced by such providers, as well as for standardized, systems intensive servicing functions, such as payment processing and tax, insurance and investor reporting.

Commercial Finance Business

      General. In 1996, the Company formally organized the commercial finance group which has grown through a combination of corporate acquisitions and business development to provide financing to commercial borrowers in various targeted lending markets. The commercial finance group is divided into four operating units: business lending, real estate structured finance, communications lending and builder finance.

      Business Lending. The business lending group, which essentially began operations through the 1997 acquisition of Commercial Lending Corporation ("ACLC"), focuses on three lending sub-markets; conventional small business loans, government guaranteed SBA loans ("Program 7A") and, telephone and equipment financing.

       Conventional small business lending concentrates on the origination, securitization and servicing of loans made to small business owners or franchisees of nationally recognized fast food chains, family dining establishments, hotels and motels, automotive after-market service providers and truck stops. Borrower profiles emphasize, among other things, the borrower's experience with the particular operating concept (i.e. fast food, quick oil change, etc.) and cash flow of the respective operating units. Typically, loans are for refinance, construction, remodeling or purchase of existing facilities. The loans are funded primarily by a dedicated warehouse facility until they are securitized and sold.

      The SBA lending group was formed by the July 1998 acquisition of Independence Funding Company, LLC ("IFC"). As one of only 14 non-bank SBA lenders in the United States, the SBA lending group makes loans under SBA Program 7A to qualifying small business owners. A portion, typically 75%, of the principal balance is guaranteed by the SBA and sold at a premium to individual investors via a bid process approximately two to three weeks after the loan is closed. The remaining non-guaranteed portion of the loan is retained for future securitization along with the interest spread between the contractual rate and the investor pass-through rate on the guaranteed portion. The SBA loans are funded primarily by a warehouse debt facility.

     The telephone equipment finance group was formed by the July 1998 acquisition of TeleCapital, L.P. ("TeleCapital"). The group's primary focus is the origination and servicing of loans which are collateralized by privately owned and operated payphone routes and related equipment. The loans are primarily accumulated for the purpose of securitization and sale and they are funded largely through a warehouse debt facility.

      The equipment finance group also provides lease financing for business equipment, primarily restaurant equipment, based on referrals from business lending borrowers. Typically this group will fund the individual equipment purchases during installation and then sell the lease to a third party once fully funded and installed. The total leasing advances in 1998 and 1997 were $5.8 million and $3.3 million, respectively, and sales of completed leases were $5.6 million and $3.3 million, respectively.

       The business lending group processes, underwrites, sells, securitizes and services loans originated from producers in over 20 offices. The producers solicit business using a combination of marketing efforts that include direct solicitation, convention attendance and referrals from previous borrowers. The following table summarizes loan origination volumes for the years ended December 31, 1998 and 1997, respectively (dollars in thousands):

                                        % of                % of
                            12/31/98    Total    12/31/97    Total
Conventional lending (1)    $392,303    82.2%    $247,104    100.0%
SBA lending (2)               59,228    12.4
Telephone equipment
lending (2)                   25,920     5.4
Total                       $477,541   100.0%    $247,104    100.0%

    (1) The Company acquired the business and assets of ACLC effective March 31, 1997.
    (2)  Acquired July 16, 1998.

      Since the acquisition of ACLC in 1997, the Company has completed five securitizations aggregating $686.9 million. The loans included in each securitization are grouped according to type of borrower consisting of either (i) loans to franchisees of nationally recognized concepts (i.e. Taco Bell, Pizza Hut, etc.) or (ii) loans to owners of other independent small businesses. The securitization structure consists of (i) multiple classes of investment grade certificates that are sold via private placement to investors and (ii) an equity interest and subordinated certificate retained by the Company.

      Investment grade ratings for the securities are achieved by (i) limited cross-guarantee loan provisions for the various borrowers within the securitization and (ii) financial guarantee insurance. In the limited cross-guarantee arrangement, each borrower signs a Note for an amount greater than their net loan proceeds and makes payments based on the higher Note amount. This increment above the loan amount, known as the credit enhancement amount, is rebated to the borrower after they make their monthly payment assuming no deficiency exists in the securitization pool. Should a deficiency occur within the pool, the rebates of the performing loans have been pledged to cure such deficiency and are applied in an amount to bring the loan pool to a non-delinquent status. Once the deficiency is cured, the recovered rebates are returned to the appropriate borrowers.

     As noted above, the business lending group retains a subordinated interest in the securitization. The certificate's value at any point in time is based on the projected future cash flow spread between the interest collected from borrowers and interest paid to certificate holders, discounted to present value. The following table depicts the business lending group's retained interests in securitizations balances and related portfolio delinquency percentages (including an SBA residual acquired as a result of the purchase of IFC) as of December 31, 1998 and 1997 (dollars in thousands):

                                      1998                          1997
                             Retained         Delinquency  Retained         Delinquency
                             Interest  % of   Percentage   Interest   % of  Percentage
                             Balance  Total    90+ days    Balance   Total   90+ days
Franchise                     $39,412   50.9%     1.2%       $28,732   100.0%     1.0%
Conventional small business    31,259   40.3      0.0
SBA Loans                       6,831    8.8      3.1
Total                         $77,502  100.0%    1.0%        $28,732   100.0%     1.0%

      The business lending group retains the servicing rights to loans following sale or securitization. Due primarily to the cross-
guarantee credit enhancement feature of the securities described above, the Company has developed a specialized servicing process for these loans. In addition, loan servicing utilizes a third party software system customized for the servicing of SBA loans. The following table summarizes the loan servicing portfolio and related delinquency profile as of December 31, 1998 and 1997, respectively (dollars in thousands):

                                              % of               % of
                                  12/31/98    Total   12/31/97   Total
Conventional lending (1)        $  898,505    74.4%   $563,718   100.0%
SBA lending (2)                    267,830    22.2
Telephone equipment lending(2)      41,054     3.4
Total                           $1,207,389   100.0%   $563,718   100.0%

Delinquencies (3):
31-60 Days                        $  6,616
61-90 Days                           1,145
90+ Days                            11,870              $5,729
Total                              $19,631              $5,729

Total delinquencies as a
percentage of total
loan balances (4):                    1.63%               1.02%

     (1) The Company acquired the business and assets of ACLC effective March 31, 1997.
     (2)  Acquired July 16, 1998.
     (3) The period of delinquency is based on the number of days payments are contractually past due.
     (4)  Reflects contractual delinquencies.  At December 31, 1998 and
          1997, all borrower delinquencies related to business lending loans were paid by borrower cross guarantees. See Note 6 of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a discussion of borrower cross guarantees.

      Real Estate Lending. In 1995, the Company began making loans through AMRESCO Funding which was subsequently divided into the real estate lending and communication finance divisions. In the real estate lending operation, the Company provides mid-to-high yield financing to borrowers in special situations that generally preclude financing from traditional funding sources. In these transactions, the Company funds senior and subordinated indebtedness generally ranging from $2 to $15 million for terms of 1-4 years to borrowers with an established management record. Borrowers targeted by the Company usually have a reputation for enhancing value, but may lack the financial capacity to qualify for bank financing beyond a certain level. Typically these loans have a defined exit strategy such as bridge loans, mezzanine debt or construction loans and are often extended for the purpose of turning around or repositioning assets to maximize their value. Loan structures vary as they are usually customized to fit the characteristics and purpose of the loans. Income is generally derived by a combination of interest, fees and (in some cases) a net profit interest tied to the performance of the collateral at loan payoff. Also, the Company makes limited equity investments in ventures where they are also a lender. The Company had loan balances outstanding of $195.1 million, $109.7 million, $21.9 million and $0.7 million as of December 31, 1998, 1997, 1996 and 1995, respectively. The following table shows the combined real estate loan and joint venture equity balances as of December 31, 1998 and 1997 by collateral type (dollars in thousands):

                          1998                      1997
                                  Delinquency                    Delinquency
                           % of   Percentage              % of   Percentage
                Balance  Total    90+ days    Balance   Total     90+ days
Multi-family    $ 57,474  29.5%    0.0%      $32,521    29.6%     0.0%
Office            52,371  26.8     0.0        38,054    34.7      0.0
Industrial        26,911  13.8     0.0                            0.0
Hospitality       19,584  10.0     0.0         3,518     3.2      0.0
Retail            19,356   9.9     0.0        17,760    16.2      0.0
Mixed Use         13,040   6.7     0.0         1,664     1.5      0.0
Other              6,396   3.3     0.0        16,203    14.8      0.0
Total           $195,132 100.0%    0.0%     $109,720   100.0%     0.0%

      Communications Lending. The Company also specializes in mid-to-high yield lending in the communications industry to operators that cannot obtain traditional bank financing. Loan amounts range from $3 million to $40 million, though loans in the upper half of this range typically are participated to other lenders. Borrowers generally use proceeds to acquire radio and television stations, provide working capital and refinance existing third party debt. The Company had loan balances outstanding of $144.8 million, $38.7 million, $11.7 million and $1.0 million as of December 31, 1998, 1997, 1996 and 1995, respectively. The following table depicts the collateral distribution of the communications portfolio as of December 31, 1998 and 1997 (dollars in thousands):

                          1998                      1997
                                 Delinquency                 Delinquency
                          % of   Percentage          % of    Percentage
                 Balance  Total  90+ days   Balance  Total    90+ days
Radio            $112,940  78.0%  0.0%      $36,302   93.7%    0.0%
Television         31,872  22.0   0.0         2,430    6.3     0.0
Total            $144,812 100.0%  0.0%      $38,732  100.0%    0.0%

      Builder Finance Group. In January 1997, the Company established the builder finance group to provide construction financing to builders of first time and first move-up homes. To facilitate this effort, the Company hired an experienced lending and servicing team formerly associated with a Texas financial institution. Builder finance targets experienced homebuilders that are starting anywhere from 100 to 1500 units per year in the $90,000 to $200,000 price range. Prospective borrowers must also have a minimum of three years proven experience in building and selling homes, satisfactory financial condition and acceptable credit history. Builder finance also provides a limited amount of acquisition and development lending for residential lots that are ready for home building which will serve as feeder stock for the construction loan program. Funding for these loans is provided by a warehouse debt facility.

      Based in Houston, Texas with a state of the art loan servicing facility, the builder finance group currently has 10 loan production offices in the United States and plans to further expand the production office network in 1999. Producers are (and will be) located in markets that have large or growing populations of home buying age with qualifying incomes. These markets must also have a good balance of housing inventory as well as acceptable lot and home absorption patterns. General economic and employment conditions must be positive as well.

      As of December 31, 1998 and 1997, loan balances outstanding were $128.4 million and $65.5 million on year-to-date advances of $268.9 million and $124.3 million, respectively.

Residential Mortgage Banking

      General. Through the August 12, 1998 acquisition of MIC, the Company refinances and sells Veteran's Administration ("VA") residential mortgage loans under the VA's interest rate reduction refinance loan ("IRRRL") program. All loans refinanced under the IRRRL program are guaranteed or insured, usually within 61 days of funding. MIC's loan refinancings aggregated $1.6 billion for the August 12, 1998 through December 31, 1998 period.

      Loan Product. The residential mortgage loans refinanced by MIC consist solely of 30-year fixed rate loans. No other loan products were offered in 1998. Typically, the refinanced loans have a well-
seasoned pay history and are refinanced at below market interest rates. Management believes that these loans are attractive to investors and servicers because of the historically low prepayment and default rates and the below market interest rates offered. Prepayment and default rates on these loans tend to be low due to the lower monthly payment as a result of the refinance and the underlying guarantee which limits exposure to losses. The Company anticipates diversifying into additional products in 1999 potentially in the form of FHA adjustable rate product, second mortgages and/or insurance.

      Loan Sources. The Company obtains its refinanced loans through its own focused telemarketing database and related loan officers, of which the primary operating expense of MIC is commissions to the loan officers which vary with production. The loan officers are located in 41 offices throughout the United States. The telemarketing and loan processing functions are centralized in St. Petersburg, Florida, thus allowing the loan officers to focus solely on selling.

      Sales of Loans and Servicing. Throughout 1998, MIC sold all loans on a servicing released basis. The Company typically enters into forward sale agreements in the 30-year fixed rate GNMA market for all production. The production is typically sold at a discount due to the below market interest rates on the refinanced loans. MIC sells the loans to the entity that will be the ultimate servicer of the loans and the servicer assumes the Company's obligation to deliver on the GNMA forward sale commitment. The servicer pools the loans and creates a 30-year fixed rate GNMA security, delivers on the forward sale commitment, and retains the servicing.

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

      Asset Management. The Asset Management business is a nationwide (and increasingly international) business with numerous financially strong and experienced competitors. The Company continues to encounter increased competition in the market for asset portfolios which could cause the Company to experience decreasing profit margins in this business line in order to remain a competitive bidder for asset portfolios. In addition, declining profit margins presented by current bidding opportunities has caused the Company to re-deploy its capital in more profitable product lines.

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

      Home Equity Lending. The Company has encountered increased competition in the market for conventional, nonconforming home equity loans as more originators enter this market which could impact origination volume and profit margins. In addition, certain of the Company's larger, national competitors have access to greater financial resources and lower costs of capital.

      Commercial Finance. The markets in which the Commercial Finance business operates are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. The Commercial Finance Group's competitors include captive and independent diversified finance companies, specialty finance companies (including specialty franchise finance companies), commercial banks, thrift institutions, asset-based lenders, real estate investment trusts and leasing companies. Many of the competitors of the Commercial Finance Group are large companies that have substantial capital, technological and marketing resources, and some of these companies may have lower costs of capital than is available to the Commercial Finance business.

       Residential Mortgage Banking. The market in which the Residential Mortgage Banking business operates is characterized by few originators of streamlined VA refinanced loans. The Company believes that it is an effective competitor in this market.

Employees

      At December 31, 1998, the Company and its subsidiaries employed 3,693 persons. Of that total, 189 were employed in the asset management group, 718 in the commercial mortgage banking group, 698 persons in the home equity lending group, 262 in the commercial finance group, 1,554 in the residential mortgage banking group and 272 in general corporate administration. The Company believes that its employee relations are generally good. The Company has no collective bargaining arrangements.

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

     "Fannie Mae" means the Federal National Mortgage Association.

     "Freddie Mac" means the Federal Home Loan Mortgage Corporation.

      "Holliday Fenoglio Fowler" means Holliday Fenoglio Fowler, L.P., a limited partnership.

      "MIC" means Mortgage Investors Corporation a Florida based corporation.

     "Quality Mortgage USA"  means Quality Mortgage USA, Inc., a
California corporation.

      "securitization" and "securitized" mean a transaction in which loans originated or purchased by an entity are sold to special purpose entities organized for the purpose of issuing asset-backed securities.

Item 2.   Properties

     The Company leases approximately 199,087 square feet in the North Tower of the Plaza of the Americas in Dallas, Texas for its centralized corporate functions including executive, business development and marketing, accounting, legal, human resources and support and also certain line of business operations. This lease has an initial termination date of October 31, 2006 and has an initial annual base rent of approximately $2.2 million. The Company also leases space for branch offices pursuant to leases with varying terms.

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

Item 4.   Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's security holders during the fiscal quarter ended December 31, 1998.

                                PART II

Item   5.     Market  for  Registrant's  Common  Equity  and   Related
Shareholder Matters

     The Company's common stock (Symbol: AMMB) is listed on the Nasdaq Stock Market. At March 22, 1999, there were approximately 2,600 stockholders of record of the Company's common stock. Presented below are the high and low last sale prices per share for 1998 and 1997, as reported by NASDAQ. The Company discontinued declaring dividends beginning with the fourth quarter of 1995 and the Company does not expect to declare dividends on its common stock in the foreseeable future.

                                    High       Low
1997
 First Quarter                    $25.500    $15.125
 Second Quarter                    21.500     13.875
 Third Quarter                     37.125     21.750
 Fourth Quarter                    37.125     24.000
1998
 First Quarter                    $33.750    $23.250
 Second Quarter                    38.750     29.125
 Third Quarter                     30.125      7.250
 Fourth Quarter                     8.938      2.031


Item 6.   Selected Financial Data

      The selected financial data set forth below for the five years ended December 31, 1998 has been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with "Item 1. Business" and "Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations," as well as the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."

                                                       Year Ended and as of
                                        December 31, December 31, December 31, December 31, December 31,
                                            1998        1997         1996          1995          1994
                                                         (in thousands, except per share data)
Operating Results:
 Revenues                                  $526,804  $ 418,273   $ 200,067     $110,486       $129,791
 Income (loss) from continuing operations   (69,171)    56,224      31,332       18,665         20,933
 Net income (loss)                          (69,171)    56,224      31,332       21,090         18,748
 Earnings (loss) per shre from continuing
  operations:
     Basic                                    (1.61)      1.59        1.16         0.77           0.91
     Diluted                                  (1.61)      1.53        1.06         0.75           0.88
   Earnings per share:
     Basic                                    (1.61)      1.59        1.16         0.87           0.82
     Diluted                                  (1.61)      1.53        1.06         0.85           0.79
   Dividends per share                            -          -           -         0.15           0.20
  Balance Sheet Data:
   Total assets                           2,918,710  2,633,848   1,075,941      521,713        172,340
   Long-term obligations (1)              1,052,877    695,845     293,956      112,500
   Total liabilities                      2,333,303  2,225,348     774,426      360,919         58,754
   Total shareholders' equity               585,407    408,500     301,515      160,794        113,586

(1) The December 31, 1998 balance does not include $167.5 million of indebtedness under the Company's $737.5 million Credit Agreement which is due August 11, 1999 and $57.5 million of indebtedness under the Company's Senior Notes due July 1, 1999. As of December 31, 1998, $640.2 million was outstanding under the Company's Credit Agreement.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a diversified financial services company with five principal lines of business: asset management, commercial mortgage banking, home equity lending, commercial finance and residential mortgage banking. The asset management business involves acquiring asset portfolios at a discount to face value and managing and resolving such asset portfolios to maximize cash recoveries. In addition, in its asset management business, the Company provides special servicing for nonperforming and underperforming loans in commercial mortgage-backed bond trusts and similar securitized commercial asset-backed loan portfolios. The commercial mortgage banking business involves fee based origination and servicing of commercial real estate mortgages and commercial real estate brokerage. The home equity lending business involves originating, selling and servicing nonconforming first mortgage loans. In its commercial finance business, the Company focuses on (i) loans to franchisees of nationally recognized restaurant, hospitality and service organizations, (ii) loans to small business owners, (iii) real estate structured finance, (iv) communications finance and (v) single family residential construction lending. The residential mortgage banking line of business (which consists of the newly acquired operations of Mortgage Investors Corporation ("MIC")) originates and sells Veterans Administration ("VA") streamlined re-financed loans.

      During the latter part of 1998, the capital markets experienced rapid and extreme changes evidenced by a decline of investor demand for corporate fixed income investments, including mortgage-backed securities ("MBS"), and a widening of spreads between interest rates on treasury securities and interest rates on MBS. The widening of spreads between treasury securities and MBS resulted in securitized lenders, such as the Company, having to meet significant margin calls from the lenders who had financed the accumulation of mortgage loans intended for securitization and margin calls caused by the decline in the value of related hedge positions. At this time the Company held approximately $2.4 billion of commercial mortgage and home equity loans on its balance sheet.

     The Company made the decision to re-focus its commercial mortgage banking business to emphasize its operations which have historically provided strong and predictable earnings growth: (i) core real estate investment banking and mortgage banking through Holliday Fenoglio Fowler, (ii) commercial mortgage loan originations and sales under agency multifamily lending programs with quasi-governmental agencies, such as Fannie Mae and Freddie Mac, and "private label" conduit programs with institutional participants and (iii) commercial mortgage loan servicing through AMRESCO Services. In connection with this decision, and in response to the Company's rapidly changing liquidity needs, the Company sold its portfolio of commercial mortgage loans aggregating approximately $1.0 billion. Based upon current market conditions, the Company is currently not operating as a principal in the commercial mortgage loan conduit business. Additionally, the Company made the decision to focus its home equity lending business on its retail and wholesale operations which possess the most potential for growth. In connection with this decision, and in response to the Company's rapidly changing liquidity needs, the Company decided to sell its portfolio of performing home equity loans aggregating approximately $1.4 billion. The Company discontinued the "bulk" purchase of home equity loans and the origination of home equity loans through its correspondent channel. These significant changes in the composition of the Company's business are reflected in the Company's results of operations and may limit the comparability of the Company's results from period to period. In connection with the sales of these loans and related matters in the third and fourth quarters of 1998, the Company incurred significant losses. See further discussion under "Results of Operations."

     Revenues from the Company's asset management activities primarily consist of earnings on asset portfolios, fees charged for the management of asset portfolios and for the successful resolution of the assets within such asset portfolios and gains on sale of investments. The Company's revenues from its commercial mortgage banking activities are primarily earned from fees generated by the (i) origination and underwriting of commercial real estate mortgage loans,
(ii) placement of such loans with permanent investors, (iii) servicing of loans and (iv) interest earned on commercial loans held for sale. Revenues from the Company's home equity lending activities primarily consist of interest earned on originated and purchased home equity loans, accrued earnings on retained interests in securitizations, gains on the securitization and sale of home equity loans and other related securities and fees generated by the origination, underwriting and servicing of home equity loans. Revenues from the Company's commercial finance business are primarily earned from (i) interest and fees on real estate structured and communications lending activities, loans to franchisees of nationally recognized restaurant, hospitality, service organizations and other small business owners and loans to single family residential contractors, (ii) accrued earnings on retained interests in securitizations and (iii) gains on the securitization and sale of loans. Revenues from the Company's residential mortgage banking activities consist primarily of cash gains from sales of VA streamlined re-financed loans.

      Retained interests in securitizations are classified as trading and are carried at estimated fair market value. Changes in such market value are included in earnings. Cash flows for retained interests in securitizations are generally subordinated to other security holders in a securitization trust. The retained interests in securitizations are valued at the discounted present value of the cash flows based upon the expected timing of the release of the cash by the securitization trust ("cash-out method") over the anticipated life of the assets sold after estimated future credit losses, estimated prepayments and normal servicing and other related fees. The discounted present value of such retained interests is computed using management's assumptions of market discount rates, prepayment rates, default rates, credit losses and other costs. The carrying value of the retained interests in securitizations is determined by the Company on a disaggregated basis and considers historical prepayment and loss experience, economic conditions and trends, collateral values and other relevant factors. The actual weighted average annual prepayment rate on the Company's home equity securitizations was 24.6% for the period from inception of each security through December 31, 1998, which is slightly higher than originally projected, and is estimated to be 29.4% for the next twelve months. Prepayment rates on the Company's franchise and small business loan securitizations have been consistent with original expectations. Current valuations take into account the change in prepayment assumptions as well as other assumptions influenced by market conditions. The discount rate used to value the retained interests is influenced primarily by the underlying  loan  rate  and the volatility and predictability  of  the underlying cash flows which generally become more certain as the securities season. The weighted average discount rate used to value the Company's retained interests at December 31, 1998 was 18.0%. The Company has utilized, for initial valuation purposes in 1998, a 20% discount rate on its home equity securitizations, discount rates ranging from 18% - 20% for its commercial finance franchise loan securitizations and a 15% discount rate on its commercial finance small business loan securitizations. As discussed, the estimated market rate changes over time to reflect management's estimate of market rates. The lower discount rate on the commercial finance securitizations were due to the reduced risk related to a borrower cross-collateralization feature in these securitizations. For additional information regarding the Company's retained interests in securitizations see "Item 1. Business" and notes 1 and 6 to the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

Results of Operations

      The following discussion and analysis presents the significant changes in financial condition and results of operations of the Company by primary business line for the years ended December 31, 1998, 1997 and 1996. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with "Item
1. Business" and "Item 8. Financial Statements and Supplementary Data" (in thousands, except per share data).

                                                 1998       1997      1996
Revenues:
 Asset management                             $ 112,687  $103,581   $88,755
 Commercial mortgage banking                     71,018    97,533    54,625
 Home equity lending                            145,069   166,407    56,864
 Commercial finance                             122,047    51,212     2,947
 Residential mortgage banking                    74,702
 Corporate, other and intercompany eliminations   1,281      (460)   (3,124)
     Total revenues                             526,804   418,273   200,067

Operating expenses:
 Asset management                                72,849    57,711    47,469
 Commercial mortgage banking                    175,389    70,334    43,163
 Home equity lending                            219,788   120,244    29,543
 Commercial finance                              75,456    32,137     2,252
 Residential mortgage banking                    41,776
 Corporate, other and intercompany eliminations  43,379    45,750    27,174

     Total operating expenses                   628,637   326,176   149,601

Operating income (loss):
 Asset management                                39,838    45,870    41,286
 Commercial mortgage banking                   (104,371)   27,199    11,462
 Home equity lending                            (74,719)   46,163    27,321
 Commercial finance                              46,591    19,075       695
 Residential mortgage banking                    32,926
 Corporate, other and intercompany eliminations (42,098)  (46,210)  (30,298)
     Total operating income(loss)              (101,833)   92,097    50,466
Income tax expense (benefit)                    (32,662)   35,873    19,134
Net income (loss)                             $ (69,171) $ 56,224  $ 31,332

Earnings (loss) per share:
 Basic                                           $(1.61)    $1.59     $1.16
 Diluted                                          (1.61)     1.53      1.06

Weighted average number of common
shares outstanding - diluted                     42,846    36,663    31,774

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     The Company reported revenues of $526.8 million, an increase from $418.3 million, or 26%, from the year ended December 31, 1997, an operating loss of $101.8 million as compared to 1997 operating income of $92.1 million and a net loss of $69.2 million as compared to 1997 net income of $56.2 million. The losses were due primarily to the sale of $1.4 billion and $936 million of home equity lending and commercial mortgage banking loans held for sale, respectively, which occurred in response to unprecedented capital market conditions that caused spreads on MBS and related instruments to widen. Diluted weighted average common shares outstanding increased 17% due primarily to the early 1998 offering of 5.2 million of the Company's common shares and new shares issued in business acquisitions.

      Asset Management. Revenues for the year ended December 31, 1998 primarily consisted of $89.6 million in interest and other investment income, $17.7 million in asset management and resolution fees and $3.4 million of gains on sales of loans and investments. The $9.1 million increase in revenues from $103.6 million for 1997 to $112.7 million for the year ended December 31, 1998 was primarily comprised of a $30.4 million increase in interest and other investment income offset, in part, by a $14.5 million decrease in gain on sale of loans and investments and a $7.2 million decrease in management and resolution fees. Interest and other investment income increased due primarily to a significant increase in aggregate investments for the Company's own account. Gain on sale of loans and investments decreased due primarily to impairment and hedging losses on MBS in 1998 as opposed to MBS sale gains in 1997.

     Operating expenses for the year ended December 31, 1998 primarily consisted of $38.0 million in interest expense, $16.4 million in other general and administrative expenses and $15.3 million in personnel expenses. The $15.1 million increase in expenses from $57.7 million for the prior year to $72.8 million for the year ended December 31, 1998 was due primarily to a $15.4 million increase in interest expense related to the financing of increased levels of investments and a $5.2 million increase in other general and administrative expenses offset, in part, by a $2.2 million decrease in personnel expenses resulting from fewer assets being managed.

      Commercial Mortgage Banking. Revenues for the year ended December 31, 1998 were $71.0 million, a decrease of $26.5 million from the prior year period. Revenues for the year ended December 31, 1998 primarily consisted of $103.7 million in origination, underwriting and servicing revenues and $71.6 million in interest and other investment income and reflect an increase of $52.4 million increase in interest earned on a higher balances of loans held for sale and escrow deposits from increased servicing volumes and a $39.2 million increase in mortgage banking and servicing revenues due primarily to transaction volume of $12.6 billion for the year ended December 31, 1998 as compared to $7.8 billion for 1997. The decrease in revenues is primarily attributable to losses of $117.6 million related to the commercial mortgage conduit loans sale and related matters described below.

      In October of 1998, in response to the market turmoil caused by the unprecedented widening of interest rate spreads on MBS and due to the Company's rapidly changing liquidity needs, the Company decided to sell its portfolio of commercial mortgage conduit loans aggregating approximately $936.0 million and to negotiate with borrowers to release the Company from commitments to fund approximately $400.0 million of commercial mortgage loans in the conduit program. In connection with the commercial mortgage conduit loan sale, the Company retained an interest in the loans sold which entitles the Company to receive a portion of the proceeds of a subsequent securitization or sale of the loans sold in excess of the purchase price, investment banking fees and transaction costs. As of December 31, 1998, the retained interest balance was approximately $23.2 million, related to approximately $500.0 million of commercial mortgage loans, which represents the Company's remaining maximum exposure related to this loan sale.

     Operating expenses for the year ended December 31, 1998 primarily consisted of $82.9 million in personnel expense, $44.3 million in other general and administrative expense and $40.6 million in interest expense. The $105.1 million increase in expenses from $70.3 million for the prior year to $175.4 million for the year ended December 31, 1998 was due primarily to an increase of $37.4 million in interest expense related to warehouse debt for loans held for sale, $33.6 million in personnel expenses primarily related to commissions on increased originations and expansion and an increase of $31.9 million in other general and administrative expense due to expanded operations.

      Home Equity Lending. Revenues for the year ended December 31, 1998 were $145.1 million, a decrease of $21.3 million from the prior year period. Revenues for the year ended December 31, 1998 primarily consisted of $152.8 million in interest and other investment income and reflect a $62.6 million increase in interest income, which is after mark-to-market reductions on retained interests in securitizations of $16.1 million, generated by higher average balances of mortgage loans held for sale during 1998 offset, in part, by $16.6 million of loss on sale of loans held for sale. The decrease in revenues and the $16.6 million loss on sale is primarily attributable to a $101.6 million loss on sale of loans held for sale as described below.

      In October of 1998, due to the market turmoil caused by the widening of spreads in the MBS market and in response to the Company's rapidly changing liquidity needs, the Company decided to sell its portfolio of performing home equity loans aggregating approximately $1.4 billion. The Company also decided to negotiate the termination of a commitment to purchase approximately $260.0 million of home equity loans. As of December 31, 1998, a $19.4 million retained interest (of which $15.0 million was collected subsequent to December 31, 1998) was carried on the Company's balance sheet representing the Company's interest in a subsequent securitization or sale of the home equity loans sold and also represents the Company's remaining maximum exposure related to the home equity loan sale.

     Operating expenses for the year ended December 31, 1998 primarily consisted of $99.2 million in interest expense, $55.0 million in personnel expense, $37.4 million in other general and administrative expense and $21.7 million in provisions for loan losses. Operating expenses increased by $99.6 million from $120.2 million for the prior year period to $219.8 million for the year ended December 31, 1998. This increase primarily consisted of $45.3 million in interest expense related to higher average balances of warehouse debt supporting higher average balances of loans held for sale, $20.1 million in other general and administrative expenses due primarily to AMRESCO Residential Mortgage Corporation ("ARMC") expansion, $17.2 million in personnel expense and $14.1 million in provisions for investment and loan losses primarily related to delinquent loans.

      Commercial Finance. Revenues for the year ended December 31, 1998 primarily consisted of $80.5 million of interest and other investment income and $38.6 million of gain on securitization and sale of loans and investments. The $70.8 million increase in revenues from $51.2 million for the prior year period to $122.0 million for the year ended December 31, 1998 relates primarily to a $50.1 million increase in interest and other investment income generated by higher average balances of small business and franchise loans held for sale held during 1998 and increased balances of retained interests. Gain on sale increased $22.8 million due primarily to the securitization and sale of approximately $375.8 million of small business and franchise loans by business lending (formerly known as commercial lending corporation) during 1998 as compared to $265.4 million of securitization and sales in 1997.

     Operating expenses for the year ended December 31, 1998 primarily consisted of $38.7 million in interest expense, $17.6 million in personnel cost, $7.9 million in other general and administrative expenses and $5.8 million of provision for loan losses. The $43.4 million increase in expenses from $32.1 million for the prior year to $75.5 million for the year ended December 31, 1998 was due primarily to an increase of $25.4 million in interest expense related to the financing for increased levels of investments and loans held for sale from 1997, $9.4 million in personnel expense related to expanded operations and $3.8 million in other general and administrative expenses primarily related to expanded operations.

      Residential Mortgage Banking. The residential mortgage banking line of business is comprised of the newly acquired operations of MIC. Revenues for the period from inception (August 11, 1998) through December 31, 1998 primarily consisted of $72.1 million of gain on sale of VA streamlined re-financed loans. Operating expenses of $41.8 million primarily consisted of $30.4 million in personnel expense (primarily commissions) and $6.7 million in other general and administrative expense.

      Corporate, Other and Intercompany Eliminations. Operating loss for the year ended December 31, 1998 improved $4.1 million due primarily to a $7.4 million decrease in personnel costs related primarily to reduced incentive compensation accruals due to 1998 losses offset, in part, by a $3.5 million increase in interest expense related to the $330.2 million subordinated debt issuance in early 1998.

      Income Taxes. As of December 31, 1998, the Company had a net federal income tax receivable due primarily from the 1998 net loss of which $34.8 million was received in January 1999 and $44.5 million was received in March 1999. In addition, as of December 31, 1998, the
Company had a deferred tax asset for which the Company must have future taxable income to realize. Certain of these benefits begin to expire in 2002 and are subject to annual utilization limitations. Management believes that recorded net deferred tax assets will be realized in the normal course of business. The decrease in the 1998 effective tax rate to 32% from 39% in 1997 was due primarily to the 1998 losses primarily occurring in subsidiary entities which have more efficient tax structures.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

      The Company reported a 109% increase in revenues from $200.1 million to $418.3 million, an 82% increase in operating income from $50.5 million to $92.1 million and a 79% increase in net income from $31.3 million to $56.2 million compared to the prior year period. The increases were due primarily to additional contributions by home equity lending, commercial finance and commercial mortgage banking operations. Diluted weighted average common shares outstanding increased 15% due primarily to the late 1996 conversion of the Company's convertible subordinated debentures, the late 1996 public offering of the Company's common stock and the March 1997 purchase of AMRESCO Commercial Lending Corporation ("ACLC") with the Company's common stock. Diluted earnings per share increased 44% from $1.06 to $1.53.

      Asset Management. Revenues for the year ended December 31, 1997 primarily consisted of $59.2 million in interest and other investment income, $24.9 million in asset management and resolution fees and $18.0 million of gains on sales of loans and investments. The $14.8 million increase in revenues from $88.8 million for 1996 to $103.6 million for the year ended December 31, 1997 was primarily comprised of a $16.7 million increase in gain on sale of loans and investments and an $8.4 million increase in interest and other investment income offset, in part, by a $9.3 million decrease in management and resolution fees. Gain on sale of loans and investments increased due primarily to the sales of asset-backed securities and sales of foreclosed real estate. Interest and other investment income increased due primarily to a significant increase in aggregate investments for the Company's own account since early 1996. Asset management and resolution fees decreased as a result of a shift in business away from primarily managing and investing in partnerships and joint ventures to investing in wholly-owned portfolios.

     Operating expenses for the year ended December 31, 1997 primarily consisted of $22.6 million in interest expense, $17.4 million in personnel cost, $11.2 million in other general and administrative expenses and a $4.5 million provision for investment and loan losses. The $10.2 million increase in expenses from $47.5 million for the prior year to $57.7 million for the year ended December 31, 1997 was due primarily to a $7.3 million increase in interest expense related to the financing of increased levels of investments from early 1996, a $4.5 million provision on owned portfolios and special servicing receivables and a $2.5 million increase in other general and administrative expenses, offset, in part, by a $3.5 million decrease in personnel expenses resulting from a lower level of assets being managed.

      Commercial Mortgage Banking. Revenues for the year ended December 31, 1997 primarily consisted of $64.5 million in origination, underwriting and servicing revenues, $19.2 million in interest and other investment income and $13.9 million in other revenue. The $42.9 million increase in revenues from $54.6 million for the prior year period to $97.5 million for the year ended December 31, 1997 relates to an increase of $24.4 million in mortgage banking and servicing revenues due primarily to transaction volume of $7.8 billion during 1997 compared to $3.8 billion for 1996. The other revenues primarily relate to income from an equity affiliate of $13.9 million for 1997 from AMRESCO Capital's 50% share in a joint venture which originated and securitized loans. Interest and other investment income increased $4.9 million due primarily to interest earned on loans held for sale and escrow deposits, both of which have increased significantly since early 1996.

     Operating expenses for the year ended December 31, 1997 primarily consisted of $49.3 million in personnel expense, $12.4 million in other general and administrative expense, $3.2 million in interest expense and $3.2 million in intangible amortization. The $27.1 million increase in expenses from $43.2 million for the prior year to $70.3 million for the year ended December 31, 1997 was due primarily to an increase of $19.9 million in personnel expenses primarily related to commissions on increased originations and an increase of $4.5 million in other general and administrative expense due to expanded operations.

      Home Equity Lending. Revenues for the year ended December 31, 1997 primarily consisted of $90.1 million in interest and other investment income and $69.6 million of gains on securitization and sale of home equity mortgage loans and related securities. The $109.5 million increase in revenues from $56.9 million for the prior year period to $166.4 million for the year ended December 31, 1997 primarily related to increased levels of loan originations, acquisitions and securitizations and the acquisition by ARMC of the assets and business of Quality Mortgage USA ("Quality"). The increase in revenues was primarily comprised of a $52.7 million increase in gain on the securitization and sale of home equity mortgage loans and a $50.3 million increase in interest and other investment income.

      The increased gain on the securitization and sale of home equity mortgage loans was due primarily to the securitization and sale of approximately $3.0 billion of home equity mortgage loans during the year ended December 31, 1997, including approximately $142.0 million of home equity mortgage loans securitized on a pre-fund basis in
December 1996, as compared to gains on approximately $1.7 billion of loans securitized and sold in 1996. In addition to greater loan volumes, the increase in gain on securitization and sale was attributable in part to the inclusion of loans in the 1997 securitizations originated by ARMC, which had a lower basis than loans purchased from third parties and thus resulted in larger gains. Interest and other investment income primarily consisted of interest earned on loans held for sale, which have increased significantly since early 1996, and retained interests in securitizations.

     Operating expenses for the year ended December 31, 1997 primarily consisted of $53.9 million in interest expense, $37.9 million in personnel expense, $17.3 million in other general and administrative expense and $7.6 million of provisions for investment and loan losses. Operating expenses increased by $90.7 million from $29.5 million for the prior year period to $120.2 million for the year ended December 31, 1997. This increase primarily consisted of $35.4 million in interest expense, $31.5 million in personnel expense, $13.5 million in other general and administrative expenses and $7.6 million in provisions for investment and loan losses. Interest expense primarily related to borrowings under warehouse loans payable which funded the origination, acquisition and warehousing of mortgage loans held for sale. Personnel and other general and administrative costs increased significantly from the prior year period due primarily to the increased operations of the home equity origination business through ARMC. The provision for loan losses related primarily to delinquent loans the Company elected to repurchase from the securitization trustee in certain of the Company's securitizations.

      Commercial Finance. Revenues for the year ended December 31, 1997 primarily consisted of $30.4 million of interest and other investment income and $15.8 million of gain on securitization and sale of loans and investments. The $48.3 million increase in revenues from $2.9 million for the prior year period to $51.2 million for the year ended December 31, 1997 relates primarily to the acquisition of ACLC in March 1997 and increased lending activity. Interest and other investment income increased $27.6 million due primarily to interest earned on loans and securities retained in securitizations both of which have increased significantly since early 1996. The $15.8 million gain primarily relates to gain on securitization and sale of approximately $266.0 million of franchise loans in 1997 by ACLC.

     Operating expenses for the year ended December 31, 1997 primarily consisted of $13.2 million in interest expense, $8.2 million in personnel cost, $4.6 million of provision for loan losses and $4.2 million in other general and administrative expenses. The $29.8 million increase in expenses from $2.3 million for the prior year to $32.1 million for the year ended December 31, 1997 was due primarily to an increase of $12.3 million in interest expense related to the financing for increased levels of investments from 1996, $7.9 million in personnel expense related to expanded operations, $4.6 million of additional provision for loan losses and $3.1 million in other general and administrative expenses primarily related to expanded operations.

      Corporate, Other and Intercompany Eliminations. Operating loss for the year ended December 31, 1997 increased $15.9 million due primarily to increases in personnel costs and other overhead related to expanded operations. The rapid growth of the home equity lending, commercial mortgage banking and commercial finance operations have necessitated the hiring of additional personnel and the related development of corporate infrastructure.

     Income Taxes. The increase in the 1997 effective tax rate to 39% from 38% in 1996 was due primarily to the amortization of the intangible asset recorded related to the ACLC acquisition, which is not deductible for tax purposes.

Liquidity and Funding

      Liquidity is a measure of a company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investment and lending activities and for general business purposes. Cash for investing, originating and underwriting loans, general operating expenses and business acquisitions is primarily obtained through cash flow from operations and credit facilities, including advances on the corporate and portfolio credit lines, mortgage warehouse lines, non-recourse debt and other financing sources.

      The Company has significant ongoing liquidity needs to support its existing business and continued growth. The Company's liquidity is actively managed on a daily basis and the Company's financial status, including its liquidity, is reviewed periodically by the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company.

     Cash and cash equivalents totaled $66.4 million and $25.9 million at December 31, 1998 and 1997, respectively. Cash flows from operating activities plus principal cash collections on loans, asset portfolios and asset-backed securities totaled $388.8 million for the year ended December 31, 1998 compared to $196.9 million for 1997. The increase in cash flows from these activities resulted primarily from collections on loans and asset portfolios. The following is a summary of certain cash flow data (dollars in thousands):

                                                  Year Ended December 31,
                                                     1998           1997
Net cash used in operating activities             $ (284,566)  $ (103,952)
Net cash used in investing activities               (432,381)    (347,170)
Net cash provided by financing activities            757,503      447,942
Other financial measures:
Cash flow from operations and collections on loans,
asset portfolios and asset-backed securities.        388,832      196,904
 Cash provided by new capital and borrowings, net
 (excluding warehouse loans payable)                 768,732      441,994
Cash used for purchase of asset portfolios and
asset-backed securities and originations of loans (1,020,439)    (675,618)
Ratio of total debt to equity                          3.7:1        5.2:1
Ratio of core debt to equity (1)                       2.7:1        2.2:1
EBITDA (2)                                           156,519      208,608
Interest coverage ratio (3)                             0.7x         2.0x

_______________

(1)  Excludes indebtedness under warehouse lines of credit.
(2) EBITDA is calculated as operating income before interest, income taxes, depreciation and amortization. The Company has included information concerning EBITDA because EBITDA is one measure of an issuer's historical ability to service its indebtedness. EBITDA should not be considered as an alternative to, or more meaningful than, net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.
(3) Interest coverage ratio means the rolling twelve month ratio of earnings before interest, taxes, depreciation and amortization to interest expense.

     The following table shows the components of the Company's capital structure, including certain short-term debt, as of December 31, 1998 and 1997 (dollars in millions):


                                  1998              1997
                                        % of              % of
                              Dollars  Total    Dollars  Total
Shareholders' equity         $  585.4  21%     $  408.5  16%
Senior notes                     57.5   2          57.5   2
Senior subordinated notes       580.2  21         250.0  10
Mortgage warehouse loans        587.4  21       1,216.8  49
Notes payable                   957.9  35         583.4  23
Total                        $2,768.4 100%     $2,516.2 100%

      Total assets increased $0.3 billion to $2.9 billion at December 31, 1998 from $2.6 billion at December 31, 1997. This increase was due primarily to increased loans and asset portfolios, retained interests primarily created in securitization, and intangible assets related to 1998 acquisitions offset, in part, by reduced balances of loans held for sale due primarily to the sales of home equity and commercial conduit loans.

Senior Credit Facility

      Effective August 12, 1998 the Company entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by NationsBank, N.A., as administrative agent and Credit Suisse First Boston, as syndication agent, replacing the Third Amended and Restated Loan Agreement (as modified and amended) dated as of September 30, 1997. The Credit Agreement provides for a revolving loan commitment with short and long term commitments of $167.5 million and $502.5 million, respectively, and a term commitment of $67.5 million. The short and long term revolving facilities terminate August 11, 1999 and August 12, 2001, respectively, and the term loan commitment terminates August 12, 2003. As of December 31, 1998, $640.2 million was outstanding under the Credit Agreement. The Company currently anticipates it will have sufficient funds to repay the entire $167.5 million revolving loan commitment that matures August 11, 1999, however, some portion of the banks that are parties to the Credit Agreement may not call for repayment of the entire amount as of that date. On February 28, 1999, the Credit Agreement was amended to replace a waiver which, among other things, adjusted the ratios to allow for the loss incurred in 1998.

Commercial Mortgage Banking Facilities

     During the year ended December 31, 1998, the Company financed its commercial mortgage lending operations with warehouse lines of credit with aggregate credit limits of $1.6 billion. As a result of the restructuring of the commercial mortgage banking operations discussed above, the Company's financing requirements and financing sources have been significantly reduced.

      As of December 31, 1998, $21.9 million was outstanding under a Master Loan and Security Agreement with Morgan Stanley Mortgage Capital Inc. which was subsequently paid off. The Master Loan and Security Agreement was terminated on January 29, 1999.

      The First Amended and Restated Promissory Note ("Promissory Note") dated October 16, 1998, between a wholly-owned subsidiary of the Company and Residential Funding Corporation provides financing in an amount not to exceed $325.0 million for the purpose of financing the origination and acquisition of commercial mortgage loans, principally loans originated in the Fannie Mae program. The Promissory Note replaced a prior financing arrangement with Residential Funding Corporation. At December 31, 1998, $289.2 million was outstanding under such financing arrangement.

Home Equity Lending Facilities

     During the year ended December 31, 1998, the Company financed its home equity lending operations with warehouse lines of credit with aggregate credit limits of $2.9 billion. As a result of the restructuring of the home equity lending business described above, the Company's financing requirements and financing sources have been significantly reduced.

      The Interim Warehouse and Security Agreement (the "Security Agreement") dated February 27, 1998, between a wholly-owned subsidiary of the Company and Prudential provides financing in an amount not to exceed $250.0 million for the origination and purchase of certain home equity loans and financing for certain retained interests. As of December 31, 1998, $128.0 million was outstanding under the Security Agreement.

     In October 1998, a wholly-owned subsidiary of the Company entered into an agreement with Lehman Brothers ("Lehman") to finance certain delinquent home equity loans. As of December 31, 1998, $8.1 million was outstanding under the agreement.

Commercial Finance Facilities

      The Interim Warehouse and Security Agreement (the "Commercial Concepts Agreement") dated February 26, 1998, between a wholly-owned subsidiary of the Company and Prudential Securities Credit Corporation ("Prudential") provides financing in an amount not to exceed $200.0 million for the origination and purchase of small business loans. At December 31, 1998, $32.2 million was outstanding under the Commercial Concepts Agreement.

      The Interim Warehouse and Security Agreement (the "Franchise Agreement") dated March 17, 1998, between a wholly-owned subsidiary of the Company and Prudential provides financing in an amount not to exceed $150.0 million for the origination and purchase of certain franchise and construction loans. At December 31, 1998, $29.1 million was outstanding under the Franchise Agreement.

      The Loan Agreement ("Loan Agreement") dated August 31, 1998, between a wholly-owned subsidiary of the Company and Salomon Brothers Realty Corporation provides financing in an amount not to exceed $200.0 million to provide financing for the origination of commercial mortgage loans secured by certain real estate properties originated or acquired. At December 31, 1998, $23.2 million was outstanding under the Loan Agreement.

       The Loan Agreement ("Transamerica Loan Agreement"), dated December 18, 1998 between a wholly-owned subsidiary of the Company and Transamerica Business Credit Corporation provides a working capital facility in the maximum aggregate principal amount of up to $75.0 million for the purpose of funding new Small Business Administration ("SBA") loans. At December 31, 1998, $55.7 million was outstanding under the Transamerica Loan Agreement.

General

       Current liquidity, unused revolver availability and cash available, as of March 22, 1999, was approximately $114.4 million. The primary sources of liquidity currently include the Credit Agreement and, to the extent described above, the Warehouse Facilities, and internally generated funds. In addition to the loan sales and other matters described above, the Company expects to manage its liquidity from cash flows generated from its existing operations (primarily residential mortgage banking cash flows), and returns of and on investments in the ordinary course of business. The Company received $34.8 million in tax refunds in January 1999 for 1998 tax deposits and $44.5 million in March 1999 for 1997 and 1996 taxes due to 1998 losses. In addition, the Company is seeking to obtain third party financing for certain assets which, if successful, would result in additional capacity under the Credit Agreement, subject to borrowing base limitations which may impact additional capacity created by such transactions. The Company believes that it has sufficient liquidity to meet its obligations, including the potential repayment of the entire $167.5 million short term facility under the Credit Agreement due in August 1999, the $57.5 million of senior notes due July 1999 and to fund its operations at current levels.

     The Credit Agreement, the Warehouse Facilities and the indentures under which the senior notes and senior subordinated notes are issued contain certain financial covenants relating to among other things, interest coverage, leverage and tangible net worth. If the Company experiences additional losses it may be in default under the financial covenants. Any such default could materially impact the Company's financial condition and prospects. The Company does not anticipate that it will be in default under any of its credit agreements and facilities in the foreseeable future. Although the Company is in compliance with all its respective debt agreements, these debt agreements contain restrictions on the incurrence of additional debt. These restrictions currently preclude the incurrence of additional debt, other than under the Credit Agreement (or any replacement or successor thereto) and pursuant to warehouse lines of credit, asset-based financings and other similar arrangements designed to support its various lines of business.

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

      On August 11, 1998, the Company acquired MIC, a privately held specialized producer of VA streamlined re-financed loans, by merging a wholly-owned subsidiary of the Company with MIC. The merger agreement provided for an acquisition price of approximately 1.8 million shares of the Company's common stock and $2.6 million in cash. Additionally, the Company will pay an annual earnout over a three-year period, the total of which will not exceed $105.0 million, comprised of approximately 82% in the Company's common stock and 18% cash.

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

      In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities based upon its ability and intent to sell or hold those investments. This statement is effective for the first fiscal quarter beginning after December 31, 1998 with early adoption permitted. The Company will apply the new rules of SFAS 134 for its fiscal year beginning January 1, 1999. The Company believes the adoption of SFAS 134 will not have a material impact on the Company's results of operations or financial position.

Year 2000

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

The Company's Year 2000 Initiative

      The Company is conducting a comprehensive Year 2000 initiative with respect to its internal business-critical systems. This initiative encompasses information technology ("IT") systems and applications, as well as non-IT systems and equipment with embedded technology, such as fax machines and telephone systems, which may be impacted by the Year 2000 problem. Business-critical systems encompass internal accounting systems, including general ledger, accounts payable and financial reporting applications; cash management systems; loan servicing systems; and decision support systems; as well as the underlying technology required to support the software. The initiative includes assessing, remediating or replacing, testing and upgrading the Company's business-critical IT systems with the assistance of a consulting firm that specializes in Year 2000 readiness. Based upon a review of the completed and planned stages of the initiative, and the testing done to date, the Company does not anticipate any material difficulties in achieving Year 2000 readiness with respect to its internal business-critical systems, and the Company anticipates that Year 2000 readiness with respect to virtually all its internal business-critical systems will be achieved by March 31, 1999.

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

      For all business-critical systems interfaces, readiness is scheduled to be achieved by March 31, 1999. Significant third party service providers that have not completed their Year 2000 initiatives by March 31, 1999 are scheduled to be replaced with comparable firms that are believed to be compliant. The Company anticipates that this portion of its Year 2000 initiative will be completed within the scheduled time periods.

      There can be no assurance that the systems of the Company or those of third parties will be timely converted. Furthermore, there can be no assurance that a failure to convert by another company, or a conversion that is not compatible with the Company's systems or those of other companies on which the Company's systems rely, would not have a material adverse effect on the Company.

      The Company does not anticipate that it will incur material expenditures in connection with any modifications necessary to achieve Year 2000 readiness. The Company estimates that it has incurred approximately $750,000 of costs related to its Year 2000 initiative through December 31, 1998, and the Company anticipates that it will incur approximately $500,000 of costs in the future with respect to the initiative. These cost estimates do not include costs associated with internal resources assigned to the initiative.

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

         in the case of exchanges and clearing agents, the potential for funding disruptions and settlement failures; and

          in the case of vendors or providers, service failures or interruptions, such as failures of power, telecommunications and the embedded technology of building systems (such as HVAC, sprinkler and fire suppression, elevators, alarm monitoring and security, and building and parking garage access).

      With respect to the Company's loan portfolios, risks due to the potential failure of third parties to be ready to deal with the Year 2000 problem include:

         potential borrower defaults resulting from computer failures of retail systems of major tenants in retail commercial real estate properties such as shopping malls and strip shopping centers;

         potential borrower defaults resulting from increased expenses or legal claims related to failures of embedded technology in building systems, such as HVAC, sprinkler and fire suppression, elevators, alarm monitoring and security, and building and parking garage access; and

         delays in reaching projected occupancy levels due to construction delays, interruptions in service or other market factors.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments.

      The following is a discussion of the Company's primary market risk exposures as of December 31, 1998, including a discussion of how those exposures are managed.

Interest Rate Risk

     The Company is subject to interest rate risk due to the Company's balance sheet being primarily comprised of loans and interest bearing investments primarily financed by LIBOR based notes payable and warehouse loans payable. The Company manages this risk by striving to balance its origination and mortgage banking activities with its asset management and servicing operations which are generally counter cyclical in nature. In addition, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business to hedge against changes in interest rates. The Company may reduce its exposure to fluctuations in interest rates by creating offsetting positions through the use of derivative financial instruments. Derivatives are used to lower funding costs, to diversify sources of funding, or to alter interest rate exposures arising from mismatches between assets and liabilities. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company party to highly leveraged derivatives. These financial instruments include interest rate cap agreements, put options and forward and futures contracts. The instruments involve, to varying degrees, elements of interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company controls the risk of its hedging agreements, interest rate cap agreements and forward and futures contracts through approvals, limits and monitoring procedures.

      The Company purchases interest rate cap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company enters into these agreements to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Accordingly, the Company enters into agreements to effectively convert variable-rate debt to fixed-rate debt to reduce the Company's risk of incurring higher interest costs due to rising interest rates. The cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which an interest rate index exceeds agreed-upon thresholds. The potential loss in fair value related to such cap agreements resulting from a 10% adverse change in interest rates is not material.

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

      Interest rate sensitivity analyses are used to measure the Company's interest rate risk related to its trading and other than trading portfolios by computing hypothetical changes in fair values of interest rate sensitive assets, liabilities and off balance sheet items in the event of a hypothetical changes in interest rates. The following are the Company's interest rate sensitivity analyses as of December 31, 1998 (dollars in millions):

     Retained Interests in Securitization (trading):

   Change in                 Hypothetical    Hypothetical
 Interest Rates  Fair Value   Change ($)      Change (%)
    10%           $557.3         $18.3         3.4%
     0             539.0             -           -
   (10)%           530.5          (8.5)       (1.6)

      A hypothetical increase in interest rates is projected to decrease loan pre-payments increasing the fair value of the retained interests. This increase is projected to more than offset a decrease in fair value of the retained interests caused by higher market interest rates.
     Other than Trading:

  Change in                   Hypothetical  Hypothetical
Interest Rates    Fair Value      Change     Change
   10%             $707.2         $1.3        0.2%
    0               705.9            -          -
  (10)%             702.3         (3.6)       0.5

      The other than trading category includes loans held for sale, loans and asset portfolios, asset backed securities, derivative positions, senior notes, senior subordinated notes and the amount outstanding under the Company's Credit Agreement to the extent the fair value could be affected by a widening of spreads. In an increasing interest rate environment, the Company projects the fair value of its debt obligations to decrease offset, in part, by a fair value reduction in its asset and derivative portfolio.

      Any market interest rate change would adjust the Company's projected cash flows from its variable rate assets and liabilities. Such changes in cash flows are not reflected in the above analysis as the fair values of variable assets and liabilities would not materially be affected by a 10% change in interest rates. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to re-pricing, they may react in different degrees to changes in interest rates. Changes in interest rates related to certain types of assets and liabilities may fluctuate in advance of changes in market interest rates while changes in interest rates related to other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as variable rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Additionally, changes in market interest rates may increase or decrease due to pre-payments and defaults influenced by changes in market interest rates affecting the valuation of certain assets. Accordingly, the data presented in the above table should not be relied upon as indicative of actual results in the event of changes in interest rates.

Foreign Exchange Risk

     Foreign exchange risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments. The Company is subject to foreign exchange risk to the extent its income bearing assets exceeds its related foreign denominated debt. At December 31, 1998, the Company had no derivative contracts in place to hedge against foreign exchange rate exposure. The following table summarizes the hypothetical impact to the Company's financial position due to changes in foreign currency exchange rates (dollars in millions):

   Change in
    Foreign
  Exchange Rates                Hypothetical  Hypothetical
  per Dollar      Fair Value       Change       Change
     10%           $70.9         $ (5.1)       (6.7)%
      0             76.0              -           -
    (10)%           86.6           10.6        13.9%

Other Market Risks

      As with any entity's investment or asset portfolio, the Company is subject to the risk that certain unpredictable conditions can exist which combine to have the effect of limiting the Company's ability to liquidate its assets through sale or securitization. As was the case in late 1998 when unprecedented market conditions caused a widening of interest rate spreads resulting in losses to the Company and substantial requirements on the Company's liquidity position, certain events, however remote a possibility, can again exist reducing the Company's ability to liquidate certain assets. The Company believes its exposure to this liquidity risk is remote and would not be present under a scenario of a 10% change in interest rates.

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

Exhibit
Number   Description of Exhibit

3.(a) Restated Certificate of Incorporation. (1)
  (b) Amended and Restated Bylaws effective as of February 25, 1997 filed as exhibit 3 (b) to Registrant's Form 10-K for the fiscal year ended December 31, 1996, which is incorporated herein by reference.
4.(a) See Exhibits 3(a) and (b).
  (b) Indenture,   dated  as  of  January  15,  1996,  between   the
     Registrant and Bank One, Columbus, N.A., as trustee, filed  as
     Exhibit 4.1 to the Registrant's Form 8-K dated February 2, 1996, which exhibit is incorporated herein by reference.
  (c) Indenture, dated as of March 1, 1997, between the Company and Bank One, Columbus, N.A., as trustee, filed as Exhibit 4.1 to the Registrant's Form 8-K dated March 12, 1997, which exhibit is incorporated herein by reference.
  (d) Officers' Certificate and Company Order dated as of March  12,
     1997,   establishing  the  terms  of  the   Company's   Senior
     Subordinated Notes, Series 1997-A due 2004, filed  as  Exhibit
     4.2  to the Registrant's Form 8-K dated March 12, 1997,  which exhibit is incorporated herein by reference.
  (e) Officers' Certificate and Company Order dated as of February 23, 1998, establishing the terms of the Company's Senior Subordinated Notes, Series 1998-A due 2005. (1)
  (f) Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3 (No. 33-63683), which exhibit is incorporated herein by reference.
10.(a)Form of Indemnification Agreement together with a list of  all officers  and directors who have signed such agreement,  filed
     as   Exhibit  10(g)  to  the  Registrant's  Annual  Report  on
     Form 10-K for the year ended October 31, 1987, which exhibit is incorporated herein by reference.
  (b) Form of Indemnification Agreement dated as of August 24, 1993, together with a list of all officers and directors who have signed such agreement, filed as Exhibit 10(g) to the
     Registrant's Quarterly Report on Form 10-Q for the quarter ended September 31, 1993, which exhibit is incorporated herein by reference.
  (c) Fifth Amended and Restated Incentive Stock Option Plan dated as of November 20, 1990, filed as Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, which exhibit is incorporated herein by references.(2)
  (d) Fourth Amended and Restated Stock Option Plan dated as of November 20, 1991, filed as Exhibit 10(i) to the Registrants Annual Report on Form 10-K for the year ended December 31, 1991, which exhibit is incorporated herein by reference.(2)
  (e) Stock Option Agreement, dated as of April 17, 1990, between the Registrant and Bruce W. Schnitzer, and Termination of Warrant between Mr. Schnitzer and the Registrant, filed as
     Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990, which exhibit is incorporated herein by reference.(2)
  (f) Promissory Note dated October 31, 1990 issued by James P. Cotton, Jr. to the Registrant, filed as Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990, which exhibit is incorporated herein by reference.
  (g) Promissory Note dated October 31, 1990 issued by Gerald E. Eickhoff to the Registrant, filed as Exhibit 10(w) to the Registrant's Annual Report Form 10-K for the year ended October 31, 1990, which exhibit is incorporated herein by reference.
  (h) Registrant's  1993 Key Individual Stock Option Plan  filed  as
     Exhibit  10(z) to the Registration Statement of Registrant  on
     Form   S-4  under  the  Securities  Act  of  1993  (File   No.
     33-72732),   which   exhibit   is   incorporated   herein   by
     reference.(2)
  (i) Indemnification  Agreement,  dated  March  30,  1993,  between
     AMRESCO  Holdings,  Inc.  and Richard  L.   Cravey,  filed  as
     Exhibit 10(ab) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, which exhibit is incorporated herein by reference.
  (j) Indemnification  Agreement,  dated  March  30,  1993,  between
     AMRESCO   Holdings,   and  William   S.    Green,   filed   as
     Exhibit 10(ac) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, which exhibit is incorporated herein by reference.
  (k) The Registrant's Retirement Savings and Profit Sharing Plan and Trust filed as Exhibit 10(ag) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, which exhibit is incorporated herein by reference.(2)
  (l) The  Registrant's Retention Bonus Plan, as amended,  filed  as
     Exhibit 10(ah) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and as Exhibit 10(y) to the Registration Statement of the Registrant on Form S-4 under the Securities Act of 1993 (File No. 33-72321), which exhibits are incorporated herein by reference.(2)
  (m) The Registrant's Severance Pay Plan filed as Exhibit 10(ai) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, which exhibit is incorporated herein by reference.(2)
  (n) The   Registrant's   Thrift   Restoration   Plan   filed    as
     Exhibit 10(ak) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, which exhibit is incorporated herein by reference.(2)
  (o) Employment Agreement, dated as of May 31, 1994, between Registrant and Robert H. Lutz, Jr., filed as Exhibit 10(y) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, which exhibit is incorporated herein by reference.(2)
  (p) Amendment to Stock Option Agreement, dated as of April 1, 1995, between the Registrant and Bruce W. Schnitzer filed as
     Exhibit 10(an) to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, which exhibit is incorporated herein by reference. (2)
  (q) Office Lease, dated as of February 9, 1996, between K-P  Plaza
     Limited    Partnership   and   the   Registrant    filed    as
     Exhibit 10(ao) to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, which exhibit is incorporated herein by reference.
  (r) First Amendment to Office Lease dated July 17, 1996.
  (s) Second Amendment to Lease Agreement dated May 27, 1997.
  (t) Third Amendment to Lease Agreement dated September 22, 1997.
  (u) Lease Expansion and Fourth Amendment to Lease Agreement dated January 6, 1998.
  (v) Form of Severance Agreement, dated as of May 29, 1996, with Robert H Lutz, Jr., Robert L. Adair, Barry L. Edwards, L. Keith Blackwell, Ronald B. Kirkland and Ronald Castleman filed as exhibit 10.(x) to the registrants Form 10-K for the fiscal year ended December 31, 1996, which is incorporated herein by reference. (2)
  (w) Form of Letter Agreement, dated as of March 20, 1997, with Harold E. Holliday, Jr. and Scott J. Reading filed as exhibit 10.(y) to the registrants Form 10-K for the fiscal year ended December 31, 1996, which is incorporated herein by reference.
     (2)
  (x) Incentive Compensation Program, dated August 15, 1996, for certain employees of AMRESCO Residential Credit Corporation filed as exhibit 10.(z) to the registrants Form 10-K for the fiscal year ended December 31, 1996, which is incorporated herein by reference. (2)
  (y) AMRESCO, INC. 1997 Stock Option Plan filed as exhibit 10.(ac) to the registrants Form 10-K for the fiscal year ended December 31, 1996, which is incorporated herein by reference.
     (2)
  (z) AMRESCO,  INC.  1995 Stock Option and Award Plan,  as  amended and restated. (2)
 (aa) AMRESCO,  INC.  1998  Stock Option and  Award  Plan  filed  as
     Exhibit 10 to the registrants' Form 10-Q for the fiscal quarter ended June 30, 1998, which is incorporated herein by reference. (2)
 (ab) Credit  Agreement  entered into as of August  12,  1998  among
     AMRESCO,   INC.,   as   borrower,   NationsBank,    N.A.    as
     administrative  agent  and  Credit  Suisse  First  Boston   as
     syndication agent for the "Lenders" filed as Exhibit 10 to the registrant's Form 10-Q for the fiscal quarter ended
     September   30,   1998,  which  is  incorporated   herein   by
     reference.
 (ac) The First Modification of Credit Agreement entered into as of September 17, 1998 among AMRESCO, INC., as borrower, and NationsBank, N.A. as administrative agent for the "Lenders."
     (1)
 (ad) The Second Modification of Credit Agreement entered into as of November 30, 1998, among AMRESCO, INC., as borrower, and NationsBank, N.A. as administrative agent for the "Lenders."
     (1)
 (ae) The   Third  Modification  of  Credit  Agreement  and  Consent
     entered into as of February 28, 1999 among AMRESCO, INC., as borrower, and NationsBank, N.A. as administrative agent for the "Lenders." (1)
 (af) Amendment No.1 to Rights Agreement, dated as of March 2, 1999, executed by and between AMRESCO, INC. and The Bank of New York, as Rights Agent (attached as Exhibit 1a to the Registrants Form 8-A [Amendment No.1] filed as of March 24, 1999.
  11. Statement re: Computation of Per Share Earnings. (1)
  21. Subsidiaries of the Registrant. (1)
  23. Consent of Independent Auditors-Deloitte & Touche LLP (1) 27.(a) Financial Data Schedule- Fiscal year end 1998. (1)
  (b) Financial Data Schedule- Fiscal year ends 1996, 1997 and Quarters 1, 2 and 3 of 1997. (1)
  (c) Financial Data Schedule- Quarters 1, 2 and 3 of 1998. (1)


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

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1999.

                              AMRESCO, INC.

                              By:  /s/ L.  Keith Blackwell
                                   L. Keith Blackwell

                              Senior Vice President, General Counsel
                                     and Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 25th day of March, 1999:

            Signature                        Title
       ROBERT H. LUTZ, JR.    Chairman of the Board and Chief
       Robert H. Lutz, Jr.    Executive Officer
       ROBERT L. ADAIR III    Director, President and Chief
       Robert L. Adair III    Operating Officer
         BARRY L. EDWARDS     Executive Vice President and Chief
         Barry L Edwards      Financial Officer (Principal Financial Officer)
       JAMES P. COTTON, JR.   Director
       James P. Cotton, Jr.
        RICHARD L. CRAVEY     Director
        Richard L. Cravey
        GERALD E. EICKHOFF    Director
        Gerald E. Eickhoff
         AMY J. JORGENSEN     Director
         Amy J. Jorgensen
       __________________     Director
        Bruce W. Schnitzer
         SIDNEY E. HARRIS     Director
         Sidney E. Harris
         RON B. KIRKLAND      Senior Vice President and Chief
          Ron B. Kirkland       Accounting Officer
                              (Principal Accounting Officer)

                     INDEX TO FINANCIAL STATEMENTS


                                                                  Page
 I.                                                              Financial
 Statements of AMRESCO, INC. and Subsidiaries

 Consolidated Balance Sheets, December 31, 1998 and 1997          F-2
 Consolidated Statements of Operations for the Years Ended        F-3
 December 31, 1998, 1997 and 1996
 Consolidated Statements of Shareholders' Equity for the Years    F-4
 Ended December 31, 1998, 1997 and 1996
 Consolidated Statements of Cash Flows for the Years Ended        F-5
 December 31, 1998, 1997 and 1996
 Notes to Consolidated Financial Statements                       F-6
 Independent Auditors' Report                                     F-27


                    AMRESCO, INC.  AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1998 and 1997
               (In thousands, except for share amounts)

                                                          1998      1997
                        ASSETS
Cash and cash equivalents                               $  66,422  $   25,866
Loans held for sale, net                                  694,397   1,330,337
Loans and asset portfolios, net                           943,119     648,694
Retained interests in securitizations - trading (at
fair value)                                               538,977     294,062
Asset-backed securities - available for sale (at fair
value)                                                    141,181     107,677
Accounts receivable, net of reserves of $696 and $455      20,683      19,183
Income taxes receivable                                    65,937
Deferred income taxes                                      30,755      28,324
Premises and equipment, net of accumulated
depreciation of $16,769 and $10,641                        23,223      10,147
Intangible assets, net of accumulated amortization of
$34,470 and $20,038                                       262,815     113,841
Mortgage servicing rights, net of accumulated
amortization of $3,872 and $191                            49,387       3,394
Other assets                                               81,814      52,323

TOTAL ASSETS                                           $2,918,710  $2,633,848

         LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
 Accounts payable                                       $  43,280  $   22,821
 Accrued employee compensation and benefits                28,420      33,609
 Notes payable                                            957,871     583,442
 Warehouse loans payable                                  587,426   1,216,796
 Senior notes                                              57,500      57,500
 Senior subordinated notes                                580,179     250,000
 Income taxes payable                                                  19,185
 Other liabilities                                         78,627      41,995

   TOTAL LIABILITIES                                    2,333,303   2,225,348

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
  Common stock, $0.05 par value, authorized 150,000,000
shares; 49,099,135 and 36,543,210 shares issued            2,456       1,827
 Capital in excess of par                                543,871     257,941
 Unamortized stock compensation                           (4,981)     (2,713)
 Treasury stock, $0.05 par value, 1,057,953 and 24,339
shares                                                   (17,363)       (160)
 Accumulated other comprehensive income (loss)           (12,651)      8,359
 Retained earnings                                        74,075     143,246

   TOTAL SHAREHOLDERS' EQUITY                            585,407     408,500

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $2,918,710  $2,633,848

            See notes to consolidated financial statements.

                    AMRESCO, INC.  AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Years Ended December 31, 1998, 1997 and 1996
                 (In thousands, except per share data)



                                                1998      1997     1996
REVENUES:
 Interest and other investment income         $ 397,817 $198,165 $103,639
 Gain (loss) on sale of loans and
investments, net                                 (7,230) 103,385   18,394
 Mortgage banking and servicing fees            113,634   75,250   40,697
 Asset management and resolution fees            17,714   24,948   34,300
 Other revenues                                   4,869   16,525    3,037

   Total revenues                               526,804  418,273  200,067

EXPENSES:
 Personnel                                      227,117  146,018   78,864
 Interest                                       232,497  102,063   36,763
 Other general and administrative               113,534   45,883   21,903
 Provisions for loan and asset portfolio
   losses                                        29,634   17,764    3,195
 Depreciation and amortization                   25,855   14,448    8,876

   Total expenses                               628,637  326,176  149,601

Income (loss) before income taxes             (101,833)   92,097   50,466
Income tax expense (benefit)                   (32,662)   35,873   19,134

NET INCOME (LOSS)                            $ (69,171) $ 56,224 $ 31,332

Earnings (loss) per share:
 Basic                                          $(1.61)    $1.59    $1.16
 Diluted                                         (1.61)     1.53     1.06

Weighted average number of common shares
outstanding - diluted                           42,846    36,663   31,774

            See notes to consolidated financial statements.

                    AMRESCO, INC.  AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         For the Years Ended December 31, 1998, 1997 and 1996
                            (In thousands)

                            Common Stock
                          $0.05 par value
                             Number         Capital in Unamort.            Other                Compr.      Total
                              of            excess of   Stock  Treasury  Comprehen.   Retained  Income   Shareholders'
                             Shares  Amount    Par      Comp.   Stock   Income(Loss)  Earnings  (Loss)      Equity
JANUARY 1, 1996              26,689  $1,334   $106,054  $(2,238) $(160)   $  114     $ 55,690              160,794

Comprehensive income:
Net income                                                                             31,332   $31,332
Other comprehensive income,
 net of tax:
Unrealized gains on securities                                               479                    479
Foreign currency translation
adjustments                                                                 (344)                  (344)
Other comprehensive income                                                                          135
Comprehensive income                                                                            $31,467      31,467
Common stock offering         2,992      150     60,740                                                      60,890
Debt conversion to
common stock                  3,600      180     42,879                                                      43,059
Exercise of stock options
(including tax benefit)         467       23      3,475                                                       3,498
Issuance of common stock
 for earnout                     57        3        774                                                         777
Amortization of unearned stock
compensation                                             1,015                                                1,015
Other                            (9)                (79)    94                                                   15

DECEMBER 31, 1996            33,796    1,690    213,843 (1,129)    (160)       249     87,022               301,515

Comprehensive income:
Net income                                                                                      56,224      $56,224
Other comprehensive income,
 net of tax
Unrealized gains on securities                                             9,489                 9,489
Reclassification of gains included
 in net income                                                            (1,344)               (1,344)
Foreign currency translation
adjustments                                                                  (35)                  (35)
Other comprehensive income                                                                       8,110
Comprehensive income                                                                           $64,334       64,334
Issuance of common
stock for acquisition         2,095       105      34,203                                                    34,308
Exercise of stock options
 (including tax benefit)        442        21       5,927                                                     5,948
Issuance of common stock for
unearned stock compensation     169         9       3,335   (3,344)
Issuance of common stock
 for earnout                     44         2         775                                                       777
Amortization of unearned
stock compensation                                           1,718                                             1,718
Other                            (3)                 (142)      42                                              (100)

DECEMBER 31, 1997            36,543     1,827     257,941   (2,713)  (160)   8,359   143,246                 408,500

Comprehensive loss:
Net loss                                                                             (69,171)  $(69,171)
Other comprehensive loss,
 net of tax
Unrealized loss on securities                                              (19,745)             (19,745)
Reclassification of gaines
included in net loss                                                          (769)                (769)
Foreign currency translation
adjustments                                                                   (496)                (496)
Other comprehensive loss                                                                        (21,010)
Comprehensive loss                                                                             $(90,181)      (90,181)
Common stock offering,
net of offering costs        5,175      259       147,113                                                     147,372
Issuance of common stock
for purchase of subsidiaries 3,562      177        98,142                                                      98,319
Issuance of common stock for
 earnout                     3,359      168        29,914                                                      30,082
Exercise of stock options
(including tax benefit)        307       17         5,957                                                       5,974
Issuance of common stock for
unearned stock compensation    220       11         6,515   (6,526)
Amortization of unearned
 stock compensation                                          2,544                                              2,544
Acquisition of treasury stock                                        (17,203)                                 (17,203)
Other                          (67)      (3)    (1,711)      1,714

DECEMBER 31, 1998           49,099   $2,456   $543,871     $(4,981) $(17,363)    $(12,651)  $74,075          $585,407

             See notes to consolidated financial statements.
                       AMRESCO, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Years Ended December 31, 1998, 1997 and 1996
                               (In thousands)
                                                      1998         1997        1996
OPERATING ACTIVITIES:
 Net income (loss)                                 $  (69,171)    $ 56,224   $ 31,332
 Adjustments to reconcile net income (loss) to
net cash used in operating activities
  Loss (gain) on sale of loans and investments          7,230     (103,385)   (18,394)
  Depreciation and amortization                        25,855       14,448      8,876
  Accretion of interest income                        (11,266)     (35,233)   (13,063)
  Provisions for loan and asset portfolio losses       29,634       17,764      3,195
  Deferred tax benefit                                 (2,431)     (15,039)    (1,101)
  Other                                                 9,863        2,438      1,015
   Decrease in cash for changes in (exclusive
of assets and liabilities acquired in business
combinations):
   Accounts receivable, net                             1,433      (6,833)      6,369
   Loans held for sale, net                           668,901    (876,829)   (128,713)
   Retained interests in securitizations             (208,125)    (44,099)    (58,873)
   Other assets                                       (62,538)    (14,284)     (6,441)
   Accounts payable and accrued compensation
    and benefits                                       15,378      10,595       1,393
   Warehouse loans payable                           (629,370)    826,812     116,962
   Income taxes payable/receivable                    (87,411)     15,443         845
   Other liabilities                                   27,452      48,026       6,222
     Net cash used in operating activities           (284,566)   (103,952)    (50,376)

INVESTING ACTIVITIES:
 Sale (purchase) of temporary investments, net                     34,190     (12,248)
 Origination of loans and purchase of asset
  portfolios                                         (903,816)   (599,937)   (218,879)
 Collections on loans and asset portfolios            613,755     240,552     106,785
 Purchase of asset-backed securities available
  for sale                                           (116,623)    (75,681)    (21,877)
 Proceeds from sale of and collections on
asset-backed securities available for sale             59,643      60,304         237
Cash used for purchase of subsidiaries                (68,951)     (2,176)    (57,437)
Investment in and advances to joint venture           (28,995)    (25,065)    (13,905)
 Distribution from joint venture                       26,802      17,789
 Proceeds from sale of premises                                    15,813
 Purchase of premises and equipment                   (14,196)    (12,959)     (6,480)
     Net cash used in investing activities           (432,381)   (347,170)   (223,804)

FINANCING ACTIVITIES:
 Net proceeds from notes payable and other debt     1,723,696   1,083,291   1,108,720
 Repayment of notes payable and other debt         (1,423,164)   (827,443)   (886,036)
 Proceeds from issuance of senior subordinated
   notes, net of issuance costs                       320,828     186,146
 Proceeds from common stock offerings                 147,372                  60,890
 Acquisition of treasury stock                        (17,203)
 Stock options exercised and tax benefits from
   employee stock compensation                          5,974       5,948       3,513
     Net cash provided by financing activities        757,503     447,942     287,087

Net increase (decrease) in cash and cash equivalents   40,556      (3,180)     12,907
Cash and cash equivalents, beginning of year           25,866      29,046      16,139

Cash and cash equivalents, end of year             $   66,422   $  25,866    $ 29,046

SUPPLEMENTAL DISCLOSURES:
 Interest paid                                       $224,067     $92,965     $35,667
 Common stock issued for purchase of
   subsidiaries and earnouts                          128,401      35,085         777
Income taxes paid                                      27,505      35,826      18,289
Common stock issued for unearned stock compensation     6,526       3,344
Conversion of convertible debt to common stock                                 45,000
Accrued earnout payment for purchase of
 mortgage banking subsidiary                                                    3,883

            See notes to consolidated financial statements.

                    AMRESCO, INC.  AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

      AMRESCO, INC. (the "Company") is engaged primarily in the business of real estate lending, commercial finance and the acquisition, resolution and servicing of nonperforming and underperforming commercial loans. The Company's business may be affected by many factors, including real estate and other asset values, the level of and fluctuations in interest rates, changes in the securitization market (the Company is still active in the small business and franchise loan securitization markets) and competition. In addition, the Company's operations require continued access to short and long term sources of financing.

       Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

      Interest and Other Investment Income. The Company's interest income consists of interest earned on loans and asset portfolios and accrued earnings on securities purchased or retained from securitization trusts. Interest income on loans and retained interests in securitizations is recorded as earned. Interest income represents the interest earned on the loans during the warehousing period (the period prior to their securitization), as well as loans held on the balance sheet on a long-term basis, and the recognition of interest income on the securities retained after securitization.
Interest income is recognized using the effective yield method and includes accretion of discounts, amortization of premiums and market valuation adjustments for securities classified as trading.

      Gain (Loss) on Sale of Loans and Investments. The Company computes a gain or loss on the sale and/or securitization of loans and investments based on the fair value of proceeds received over the allocated basis (between the assets sold and any retained interests) based upon their relative fair values at the date of sale. Retained interests in assets sold are initially recorded at their allocated basis and are classified as trading securities which are carried at estimated fair market value.

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

      Accounts Receivable. Accounts receivable primarily represent receivables related to certain contracts. Receivables are recorded as the related revenues are earned according to the respective contracts. The Company's exposure to credit loss in the event that payment is not received for revenue recognized equals the balance of accounts receivable on the balance sheet.

      Loans Held for Sale. Loans held for sale are carried at the lower of cost or market, net of deferred loan origination fees and associated direct costs and an allowance for loan loss. Loan origination fees and associated direct costs are deferred and recognized upon sale. Market value is determined based upon the estimated fair value of similar loans for the month of expected delivery.

      Loans and Asset Portfolios. Loans are stated at face value, net of deferred loan origination fees and associated direct costs and net of an allowance for loan losses. Loan origination fees and incremental direct costs are deferred and recognized over the life of the loan as an adjustment to yield, using the interest method. Asset portfolios consist of pools of loans or real estate acquired at significant discounts to face value. The Company classifies its asset portfolios as loan portfolios, partnerships and joint ventures and real estate. The original cost of an asset portfolio is allocated to individual assets within that portfolio based on their relative fair value to the total purchase price. The difference between gross estimated cash flows from loans and its cost is accrued using the level yield method. The Company accounts for its investments in partnerships and joint ventures using the equity method which generally results in the pass-through of the Company's pro rata share of earnings as if the Company had a direct investment in the underlying assets. Loan portfolios, partnerships and joint ventures, and real estate are carried at the lower of cost, adjusted for equity earnings, or estimated fair value.

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

      Asset-Backed Securities. The Company's investments in asset-backed securities are classified as available for sale and are carried at estimated fair value determined by quoted market rates when available, otherwise by discounting estimated cash flows at current market rates. Any unrealized gains or losses on asset-backed securities are excluded from earnings and included in accumulated other comprehensive income, a separate component of shareholders' equity, net of tax effects. Any realized gains or losses are included in earnings and are calculated based upon the specific identification method. Any impairment, other than temporary, in the value of a security is included in earnings.

      Retained Interests in Securitizations. Retained interests in securitizations are classified as trading and are carried at estimated fair market value. The carrying value of the retained interests in securitizations is analyzed by the Company on a disaggregated basis to determine whether historical prepayment and loss experience, economic conditions and trends, collateral values and other relevant factors have had an impact on the carrying value. Changes in market value are included in earnings. Cash flows for retained interests in securitizations are generally subordinated to other security holders in a securitization trust. The retained interests in securitizations are valued at the discounted present value of the cash flows based upon the expected timing of the release of cash by the securitization trust ("cash-out method") over the anticipated life of the assets sold after estimated future credit losses, estimated prepayments and normal servicing and other related fees. The discounted present value of such retained interests is computed using management's assumptions of market discount rates, prepayment rates, default rates, credit losses and other costs.

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

      Intangible Assets. Intangible assets represent the excess of purchase price over the fair market value of tangible net assets acquired in connection with the purchases of other businesses. These intangible assets, principally goodwill, are amortized using the straight-line method over periods ranging from one to twenty-two years. The Company periodically assesses the recoverability of intangible assets and estimates the remaining useful life by reviewing projected results of acquired operations, servicing rights and contracts.

      Mortgage Servicing Rights. The Company recognizes as separate assets the rights to service mortgage loans for others, whether the servicing rights are purchased or obtained through loan originations and contractually separated from the underlying loans by sale or securitization, by allocating total costs incurred between the loan sold and the servicing rights retained based upon their relative fair values. Amortization of mortgage servicing rights ("MSRs") is based upon the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from pre-payments and scheduled loan amortization. The Company estimates future pre-payment rates based upon current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. MSRs are periodically assessed for impairment which would be recognized in the consolidated statement of operations. The Company evaluates impairment through stratification of its loan portfolio based upon certain risk characteristics including loan type (commercial or residential) and note rate (fixed or adjustable).

      Investment in AMRESCO Capital Trust. The Company currently owns approximately 1.5 million common shares, or 15%, of the outstanding common stock of AMRESCO Capital Trust ("ACT"), which is a real estate investment trust, and acts as manager of ACT. At December 31, 1998, the Company's investment in ACT was approximately $22.9 million, which is included in other assets, and is accounted for under the equity method of accounting. Subject to certain limited exceptions, the Company has granted to ACT a right of first refusal with respect to the first $100 million of targeted mortgage loan investments which are identified by or to the Company during any calendar quarter and all mortgage-backed securities (other than mortgage-backed securities issued in securitizations sponsored in whole or in part by the Company).

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

      Foreign Currency Translation. Assets and liabilities of foreign subsidiaries are translated into United States dollars at the prevailing exchange rate on the balance sheet date. Revenue and expense accounts for these subsidiaries are translated using the weighted-average exchange rate during the period. Equity accounts are translated at the historical exchange rate. These translation methods give rise to cumulative foreign currency translation adjustments, which are reported as a component of accumulated other comprehensive income with the exception of translation adjustments arising from the Company's investment in its Mexican subsidiary which is deemed by the Company to operate in a highly inflationary economy. Accordingly, such translation adjustments are included the current consolidated statement of operations.

       Derivative Financial Instruments. Derivative financial instruments are utilized by the Company to reduce interest rate risk. Derivative financial instruments include interest rate swaps and caps and futures and forward contracts. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. Gains and losses resulting from the termination of derivative financial instruments are recognized over the shorter of the remaining original contract lives of the derivative financial instruments or the lives of the related hedged positions or, if the hedged positions are sold, are recognized in the current period as gain or loss on sale (see Note 14).

     New Accounting Standards. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for stand-alone derivative instruments and for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters for fiscal years beginning after June 15, 1999. The Company has not yet determined the impact on the Consolidated Financial Statements upon adoption of this standard.

      In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities based upon its ability and intent to sell or hold those investments. This statement is effective for the first fiscal quarter beginning after December 15, 1998 with early adoption permitted. The Company will apply the new rules of SFAS 134 for its fiscal year beginning January 1, 1999. The Company believes the adoption of SFAS 134 will not have a material impact on the Company's results of operations or financial position.

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

2.   Acquisitions

      All of the Company's acquisitions have been accounted for as purchases. Operations of acquired companies are included with those of the Company after the acquisition date. Goodwill related to the following acquisitions is amortized using the straight-line method over 10 to 15 years. Stock issued in connection with acquisitions was valued at the price of the stock at the time of the agreements.

      On August 11, 1998, the Company acquired Mortgage Investors Corporation and an affiliated entity ("MIC"), a privately held producer of Veteran's Administration ("VA") streamlined re-financed loans, by merging a wholly-owned subsidiary of the Company with MIC. The merger agreement provided for an acquisition price of approximately 1.8 million shares of the Company's common stock and $2.6 million in cash. Additionally, the Company will pay an annual earnout over a three-year period, the total of which will not exceed $105.0 million, comprised of approximately 82% in the Company's common stock and 18% cash.

      On July 22, 1998, the Company acquired the commercial mortgage banking business of Vanguard Commercial Mortgage, Inc. ("Vanguard") for 20,915 shares of the Company's common stock. In addition to the common stock, the Company paid $1.0 million in cash in connection with such acquisition.

       On July 16, 1998, the Company purchased the assets of Independence Funding Company L.L.P. ("IFC") and TeleCapital L.P. ("TeleCapital") for approximately 1.3 million shares of the Company's common stock and cash of $44.0 million. IFC's primary line of business is providing long term financing to small businesses and TeleCapital's primary line of business is providing financing to the pay phone industry.

      On April 30, 1998, the Company acquired the commercial mortgage banking business of PNS Realty Partners, L.P., PNS Realty Partners/Kentucky L.L.C., PNS Realty Partners/Indiana L.P. and PNS Realty Partners Multifamily (collectively "PNS") for 30,930 shares of common stock. In addition to the common stock, the Company paid approximately $7.3 million in cash in connection with such acquisition and will pay up to an additional $5.7 million in cash and stock over a three-year period in the event certain performance goals are met or exceeded during the fiscal years 1998, 1999 and 2000. At December 31, 1998, such performance goal was not attained requiring no performance accrual by the Company.

      On February 23, 1998, the Company acquired the commercial mortgage banking business of Fowler, Goedecke, Ellis & O'Connor Incorporated ("Fowler") for 124,714 shares of Company's common stock. In addition to the common stock, the Company paid $12.8 million in cash in connection with such acquisition and will pay up to an additional $8.0 in cash and stock over the next three years in the event certain performance goals are met or exceeded during the fiscal years 1998, 1999 and 2000. At December 31, 1998, such performance goal was not attained requiring no performance accrual by the Company.

     On January 28, 1998, the Company acquired the home equity lending business and operations of City Federal Funding & Mortgage Corp. and its affiliate, Finance America Corporation (collectively "City Federal") for 286,996 shares of the Company's common stock. In addition to the Common Stock, the Company paid $2.0 million in cash in connection with such acquisition and was to pay up to an additional $8.5 million in cash and stock over the next three years in the event certain performance goals are met or exceeded during the fiscal years 1998, 1999 and 2000. At December 31, 1998, such performance goal was not attained requiring no performance accrual by the Company.

      The purchase prices for the 1998 acquisitions were allocated as follows (in thousands):

                                                                                     City
                                 MIC    Vanguard   IFC   TeleCapital  PNS   Fowler  Federal
Cash and cash equivalents                                 $   263
Accounts receivable            $ 2,085           $   639      209
Loans held for sale                               49,008   36,116
Loans                                              1,390
Retained interests in
securitizations                                    7,630
Premises and equipment           4,034               250       25                      $1,205
Intangible assets - goodwill    54,154  $1,600    40,843   13,956    $8,335  13,700     9,889
Other assets                       113             4,517                      2,300        34
Accounts payable and
accrued liabilities             (4,526)           (1,560)                                 (94)
Income taxes payable            (2,289)                                        (118)
Notes payable                   (2,927)          (39,659) (31,193)
Other liabilities                                   (877)  (1,519)
 Net assets acquired           $50,644  $1,600  $ 62,181 $ 17,857    $8,335 $15,882   $11,034

      The following pro forma financial information for the twelve months ended December 31, 1998 and 1997 is presented as if the MIC, IFC and TeleCapital acquisitions occurred at the beginning of the periods presented and is not necessarily indicative of the results of operations that would have occurred if MIC, IFC and TeleCapital would have been purchased on these dates or of results that may occur in the future. Pro-forma financial information related to Vanguard, PNS, Fowler and City Federal was not included as the amounts are not material (in thousands, except per share data):

                                              Year Ended
                                             December 31,
                                             1998       1997
Total revenues                             $611,236   $481,650
Net income                                  (65,275)    63,256

Earnings per share:
 Basic                                       $(1.47)     $1.63
 Diluted                                      (1.47)      1.59

      On March 31, 1997, the Company purchased the stock of Commercial Lending Corporation and the operations and specific assets of certain of its affiliates ("CLC"). CLC's primary line of business was originating, securitizing, selling and servicing franchise loans. The purchase price consisted of approximately 2.1 million shares of the Company's common stock valued at $34.3 million, the assumption of certain liabilities and contingent earnout payments of additional shares of the Company's common stock based upon a percentage of adjusted net income of the acquired entities through March 31, 2000. Approximately 3.4 million shares of the Company's common stock were issued in 1998 based on 1998 and 1997 performance targets. The purchase price was allocated as follows (in thousands):

         Cash and cash equivalents                 $    930
         Accounts receivable                          1,345
         Loans held for sale                         86,600
         Retained interests in securitizations        7,848
         Deferred income taxes                          705
         Intangible assets - goodwill                41,023
         Other assets                                 1,403
         Accounts payable and accrued liabilities      (296)
         Warehouse loans payable                    (87,291)
         Notes payable                              (15,633)
         Other liabilities                           (2,326)
          Net assets acquired                    $   34,308

3.   Loans Held for Sale

      Loans held for sale were originated or acquired by the Company and are held for future sale or securitization. Such loans have mortgages on the underlying real estate or first liens on the related property and equipment. All of the Company's loans held for sale are pledged as collateral under the Company's various debt facilities. The maximum accounting loss if the borrower fails to pay is the carrying value. The Company does not believe it has significant concentration risk in any geographic area that could have a detrimental effect upon the Company. Loans held for sale at December 31, 1998 and 1997 consisted of the following (in thousands):

                                                  1998        1997
    Commercial and multifamily mortgage loans   $349,681    $  286,657
    Franchise and small business loans           176,700        57,026
    Single family home equity loans              175,928       995,038
                                                 702,309     1,338,721
    Allowance for loan losses                     (7,912)       (8,384)
    Balance, end of year, net                   $694,397    $1,330,337

      At December 31, 1998, the Company was committed to sell as part of a December 1998 securitization approximately $45.4 million of small business loans.

      The Company participates in the Federal National Mortgage Association ("Fannie Mae") Delegated Underwriting and Servicing ("DUS") program. As a DUS lender, a subsidiary of the Company takes first loss risk up to 5% of the loan amount and above 5% Fannie Mae and the subsidiary of the Company share the loss, with the subsidiary of the Company's maximum loss capped at 20% of the loan amount. The Company has experienced no losses in its total $991.6 million portfolio of sold DUS loans through December 31, 1998, however, the reserve for such loans stands at $6.1 million through December 31, 1998, and is included in other liabilities.

      The activity in the allowance for loan losses for loans held for sale for the years ended December 31, 1998 and 1997 is summarized as follows (in thousands):

                                          1998      1997
Balance, beginning of year             $   8,384   $ 1,390
Provision for loan losses                 15,467     8,083
Charge-offs                              (15,939)   (1,089)
Balance, end of year                   $   7,912   $ 8,384

4.   Loans and Asset Portfolios

      The Company's loans consist primarily of high yield loans to businesses and projects that were unable to access traditional lending sources and loans for single family residential construction. Asset portfolios consist of loans purchased at a substantial discount from their principal amount, real estate and investments in partnerships and joint ventures that invest in such assets. Substantially all of the Company's loan and asset portfolios are backed by commercial mortgage real estate. All of the Company's loans and asset portfolios are collateral under the Company's various debt facilities. The Company does not believe it has significant concentration risk in any geographic area that could have a detrimental effect upon the Company. The maximum accounting loss if the borrower fails to pay is the carrying value. Loans and asset portfolios at December 31, 1998 and 1997 consisted of the following (in thousands):

                                              1998       1997
Loans:
 Commercial loans                                $359,145       $168,347
 Residential construction loans                   129,613         65,931
  Total loans                                     488,758        234,278
Asset portfolios:
 Commercial real estate mortgages                 216,276        296,591
 Real estate                                      223,126        100,315
 Partnerships and joint ventures                   31,376         26,012
 Total asset portfolios                           470,778        422,918
Allowance for loan and asset portfolio losses     (16,417)        (8,502)
 Balance, end of year, net                       $943,119       $648,694

     The activity in the allowance for loan and asset portfolio losses for the years ended December 31, 1998 and 1997 is summarized as follows (in thousands):

                                                      1998      1997
Balance, beginning of year                         $  8,502    $  905
Provision for loan and asset portfolio losses         7,971     9,136
Charge-offs                                             (56)   (1,539)
Balance, end of year                                $16,417   $ 8,502

5.   Asset-backed Securities

      Asset-backed securities available for sale, carried at estimated fair value, at December 31, 1998 and 1997, were as follows (in thousands):

                                     Gross      Gross
                          Amortized Unrealized  Unrealized Estimated
                             Cost     Gain        Loss     Fair Value
     1998                 $160,351   $18,173   $(37,343)   $141,181
     1997                   93,272    21,601     (7,196)    107,677

      Net proceeds from sales of asset-backed securities aggregated $18.5 million and $52.3 million for the years ended December 31, 1998 and 1997, respectively, which resulted in gross realized gains of $8.0 million and $2.1 million in 1998 and 1997, respectively, and a gross realized loss of $6.7 million in 1998. Net proceeds from sales of asset-backed securities and the resulting gain were insignificant in 1996. Maturities of securities available for sale are not presented because the loans underlying such securities are subject to prepayment. All of the Company's asset-backed securities are collateral under the Company's various debt facilities.

6.   Retained Interests in Securitizations

      The Company's retained interests in securitizations consist primarily of interest only certificates retained in the Company's securitizations of home equity, franchise and small business loans and are generally subordinated to other security holders in a securitization trust. The retained interests are classified as trading securities and are carried on the Company's balance sheet at fair value, with the change in fair value during the period being included in earnings. The timing and amount of cash flows on these securities are significantly influenced by prepayments on the underlying loans, estimated foreclosure losses to the extent the Company has retained the risk of such losses and normal servicing and other related fees. The carrying value of the retained interests in securitizations at December 31, 1998 was determined by the Company on a disaggregated basis by discounting future cash flows using a weighted average discount rate of approximately 18%.

     The Company has utilized, for initial valuation purposes in 1998, a 20% discount rate on its home equity securitizations, discount rates ranging from 18% - 20% for its commercial finance franchise loan securitizations and a 15% discount rate on its commercial finance small business loan securitizations. The actual weighted average annual prepayment rate on the Company's home equity securitizations was 24.57% for the period from inception of each security through December 31, 1998, which is higher than originally projected, and is modeled to be 28.34% for the next twelve months. Prepayment rates on the Company's franchise and small business loan securitizations are in line with expectations. Current valuations take into account the change in prepayment assumptions as well as other assumptions influenced by market conditions. The discount rate used to value the retained interests is influenced primarily by the underlying loan rate and the volatility and predictability of the underlying cash flows which generally become more certain as the securities season and prepayments and credit losses are more predictable.

      The Company structures its franchise and small business loans with limited cross guarantees between borrowers such that the borrowers within a defined pool of loans absorb the first 5% - 10% of net losses. At the present time, the Company considers it unlikely that net losses on such loan portfolios will exceed the 5% - 10% range. Accordingly, losses are assumed to be zero. The Company has assumed no prepayments on its franchise and small business loan securitizations based on the significant prepayment penalties applicable to the loans and historical prepayment experience.

      Net proceeds from sale of retained interests in securitizations were $102.2 million in 1997 with no such sale occurring in 1998.

     The Company's retained interests in securitizations were measured by allocating the previous carrying amount between the assets sold and the interests retained (including mortgage servicing rights, if any) based on their relative fair values at the date of transfer. During 1998, the interests retained were subsequently marked-to-market which resulted in a $16.1 million decrease in the value of retained interests in securitizations, which is reflected as a reduction of interest and other investment income. In all of the Company's securitization transactions completed in 1998 and 1997, the Company has not retained any recourse obligation, other than retained interests, with respect to the assets sold other than standard representations and warranties. As of December 31, 1998, the Company had $23.2 million and $19.4 million of retained interests related to the Company's remaining interest from sales of commercial mortgage conduit and home equity loans in October 1998, respectively, and are expected to be collected in the first half of 1999. Retained interests in securitizations at December 31, 1998 and 1997 consisted of the following (dollars in thousands):

                                                          1998      1997
 Home equity loan interests                            $413,412   $265,330
 Conventional small business and franchise interests     69,892     28,732
 Commercial mortgage whole loan sale interest            23,203
 Home equity whole loan sale interest                    19,441
 SBA interests                                            7,612
 Other                                                    5,417
  Total                                                $538,977   $294,062

7.   Mortgage Servicing Rights:

      The activity in mortgage servicing rights for the years ended December 31, 1998 and 1997 was as follows (in thousands):

                                       1998     1997
Balance at beginning of period     $  3,394   $    -
Purchased                            33,638
Originated                           16,227    3,585
Amortization                         (3,872)    (191)
 Balance at end of period           $49,387   $3,394

8.   Notes Payable and Other Debt:

      The Company's notes payable and other debt at December 31, 1998 and 1997, consisted of the following (in thousands):

                                                     1998        1997
Notes payable:
 Revolving loan agreements                          $640,198     $388,345
 Non-recourse debt                                   176,960      121,647
 Commercial paper conduit and builder note payable    85,434       51,869
 Retained interest financing                          54,411       21,581
 Other                                                   868
  Total notes payable                               $957,871     $583,442

Warehouse loans payable:
 Commercial mortgage banking facilities             $311,142     $258,046
 Home equity lending facilities                      136,051      916,006
 Commercial finance facilities                       140,233       42,744
  Total warehouse loans payable                     $587,426   $1,216,796

8.75% senior notes due July 1, 1999                  $57,500      $57,500

Senior subordinated notes:
 10.0% notes due January 15, 2003                  $  57,500    $  57,500
 10.0% notes due March 15, 2004                      192,500      192,500
 9.875% notes due March 15, 2005                     330,179
  Total senior subordinated notes                   $580,179     $250,000

      Revolving Loan Agreements. Effective August 12, 1998, the Company entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by NationsBank, N.A., as administrative agent and Credit Suisse First Boston, as syndication agent, which replaced the Third Amended and Restated Loan Agreement (as modified and amended) dated as of September 30, 1997. The Credit Agreement was entered into in order to increase the Company's borrowing limits, among other things.

      The Credit Agreement constitutes senior debt and provides for a revolving loan commitment with short and long term commitments of $167.5 million and $502.5 million, respectively, and a term commitment of $67.5 million. Interest is payable quarterly and at the end of each advance period. The Credit Agreement is secured by substantially all of the assets of the Company not pledged under other credit facilities, including stock of a majority of the Company's subsidiaries. Indebtedness under the Credit Agreement generally bears interest at a rate based on the lower of (i) the applicable rate (as defined in the Credit Agreement) selected by the borrower between a variable rate (as defined in the Credit Agreement) or a London Interbank Offered Rate ("LIBOR") based rate (as defined in the Credit Agreement) or (ii) the maximum lawful rate (as defined in the Credit Agreement). The short and long term revolving facilities terminate August 11, 1999 and August 12, 2001, respectively, and the term loan commitment terminates August 12, 2003. The debt offering costs were included in other assets and are amortized over the life of the debt using the effective interest method. On November 30, 1998, the Credit Agreement was amended to, among other things, adjust interest rate margins based upon certain net worth calculations. As of December 31, 1998, a total of $640.2 million was outstanding under the Credit Agreement bearing interest at 8.3% with availability under the Credit Agreement of approximately $88.2 million. At December 31, 1998, the Company had outstanding $9.1 million in face amount of letters of credit pursuant to such facility. (See Note 16.)

      Non-recourse Debt, Commercial Paper Conduit and Builder Note Payable, Retained Interest Financing and Warehouse Loans Payable. Non-recourse debt is used primarily to fund purchases of real estate mortgage backed securities and under-performing loan portfolios and is secured by the specific assets purchased totaling $210.5 million at December 31, 1998. The commercial paper conduit and builder note payable is used primarily to provide construction financing to various home builders and is secured by the specific assets funded with such debt totaling $87.6 million at December 31, 1998. Retained interest financing is used primarily to finance certain retained interests purchased or created during the Company's securitization process and is secured by the specific assets funded with such debt totaling $99.5 million at December 31, 1998. The Warehouse debt is used primarily to fund purchases and originations of commercial mortgage and home equity loans and is secured by the specific assets funded with such debt totaling $694.4 million at December 31, 1998. The following table summarizes the Company's non-recourse debt, commercial paper conduit and builder note payable, retained interest financing and warehouse loans payable at December 31, 1998 (in thousands of dollars):

                               Maximum   Outstanding    Maturity                                  12/31/98
       Lender                 Available    Balance        Date       Base Interest Rate        Interest Rate
Non-recourse:
 Nationwide Building Society   $ 82,895  $ 57,437   October 2005    LIBOR + 0.95% to 1.25%          8.30%
 Merrill Lynch                   43,539    14,744   November 2000   90-day LIBOR + 2.20% to 3.20%   7.83
 Bayerische Hypotheken           22,123    22,123   March 2000      90-day LIBOR + 1.25%            7.90
 Morgan Stanley                  21,528    21,528   30-day renewals 90-day LIBOR + 0.50% to 1.15%   8.81
 Nomura                          13,985    13,985   30-day renewals 90-day LIBOR + 1.00% to 1.50%   6.70
 Prudential                      10,791    10,791   30-day renewals 90-day LIBOR + 0.375%           5.44
 Bayerische Handelsbank          10,044    10,044   March 2003      4.40%                           4.40
 Greenwich                        7,838     7,838   30-day renewals 90-day LIBOR + 1.00%            6.07
 First Union                      6,008     6,008   30-day renewals 90-day LIBOR + 1.00% to 1.50%   6.21
 Residential Funding Corporation  4,317     4,317   30-day renewals 90-day LIBOR + 1.25% to 1.50%   6.32
 Donaldson Lufkin & Jenrette      3,609     3,609   30-day renewals 90-day LIBOR + 1.00%            6.07
 Lehman Brothers                  2,026     2,026   30-day renewals 90-day LIBOR + 1.50%            6.57
 First American Bank Texas        1,029     1,029   June 2000       Prime Rate + 1.00%              8.34
 NationsBank                        841       841   30-day renewals 90-day LIBOR + 1.00% to 1.50%   6.26
 Freemont Investment & Loan         640       640   June 2000       180 Day LIBOR + 3.50%           8.47
 Total non-recourse            $231,213  $176,960
Commercial Paper Conduit:
Kitty Hawk Funding             $100,000   $85,434   June 1999       LIBOR + 1.40%                   5.50%
Total commercial paper conduit $100,000   $85,434

Retained Interest Financing:
 Prudential  (1)                $40,000   $40,000   January 1999    LIBOR + 2.00%                   7.10%
 Donaldson Lufkin & Jenrette     14,411    14,411   30-day renewals LIBOR + 0.75% to 0.88%          6.10
 Total retained
   interest financing           $54,411   $54,411

Warehouse debt:
Commercial mortgage banking:
 RFC                          $325,000   $289,229   August 1999     LIBOR + 0.75%  to 1.50%         6.42%
 Morgan Stanley                 21,913     21,913   January 1999    Eurodollar +0.70% to 1.25%      6.31
 Total commercial mortgage
    banking                   $346,913   $311,142

Home equity lending:
 Prudential  (1)              $250,000   $127,957   30-day renewals LIBOR + 1.00%                   5.60%
 Lehman Brothers                 8,094      8,094   30-day renewals LIBOR + 1.50%                   6.57
 Total home equity lending    $258,094   $136,051

Commercial finance:
 Prudential (small business
  loans) (1)                 $200,000    $ 32,189   March 1999      LIBOR + 0.75%                   5.85%
 Prudential(franchise
  loans) (1)                  150,000      29,160   May 1999        LIBOR + 0.75%                   6.06
 Salomon Brothers             200,000      23,202   March 2000      LIBOR + 0.95%                   6.50
 Transamerica                  75,000      55,682   December 2001   LIBOR + 2.00% to 2.25%          7.76
 Total commercial finance    $625,000    $140,233

__________
(1)   The  Prudential  warehouse facility is  subject  to  a  combined maximum facility limit of $550.0 million. The home equity lending maximum available facility was $250.0 million as of December 31, 1998, of which a maximum of $40.0 million was available for residual
  financing.   A  maximum  of $200.0 million  and  $150.0  million  is
  available for the purpose of facilitating the origination and warehousing of small business loans and franchise loans, respectively, with a combined commercial finance maximum facility of $250.0 million.

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

      10% Senior Subordinated Notes Due March 15, 2004. On March 12, 1997, the Company issued $192.5 million aggregate principal amount of senior subordinated notes with net proceeds of approximately $186.6 million. The senior subordinated notes are unsecured obligations of the Company and are subordinated to prior payment of all existing and future senior debt and to indebtedness and other liabilities of the Company's subsidiaries. The debt offering costs were included in other assets and are amortized over the life of the debt using the effective interest method. The notes are not redeemable prior to maturity.

     9.875% Senior Subordinated Notes Due March 15, 2005. On February 24, 1998 and March 10, 1998, the Company issued $290.0 million and $40.2 million, respectively, aggregate principal amount of senior subordinated notes with net proceeds of approximately $320.7 million. The senior subordinated notes are unsecured obligations of the Company and are subordinated to prior payment of all existing and future senior debt and to indebtedness and other liabilities of the Company's subsidiaries. The debt offering costs were included in other assets and are amortized over the life of the debt using the effective interest method. The notes are redeemable prior to maturity at 104.938% of their principal amount, plus accrued interest, any time after March 15, 2002, declining ratably to 100% of their principal amount, plus accrued interest, on or after March 15, 2004.

      Covenants -- Each of the Company's notes payable and other debt agreements has certain covenants which include financial tests, including minimum consolidated tangible net worth, maximum consolidated funded debt to consolidated capitalization ratio, minimum fixed payment ratio, minimum interest coverage ratio, maximum debt to net worth ratio and minimum asset coverage ratio. The agreements also contain covenants that, among other things, limit the incurrence of additional indebtedness, investments, asset sales, loans to shareholders, dividends, transactions with affiliates, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted. (See Note 16.)

      Aggregate amounts of notes payable and other debt that mature during the next five years were as follows (in thousands):

                                 For the Year Ended December 31,
                          1999     2000     2001    2002    2003  Thereafter

Notes payable            $281,855 $38,535  $502,500       $ 77,544  $ 57,437
Warehouse loans payable   508,542  23,202    55,682
8.75% senior notes due
July 1, 1999               57,500
Senior subordinated notes                                   57,500   522,679
Total                    $847,897 $61,737  $558,182       $135,044  $580,116

9.   Income Taxes

      Income tax expense (benefit) consisted of the following for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                          1998       1997     1996
Current:
 Federal                                $(32,850) $ 47,794  $18,456
 State                                     2,619     3,118    1,779
  Total current tax expense (benefit)    (30,231)   50,912   20,235
Deferred tax expense (benefit):
 Federal                                  (2,642)  (14,118)  (1,004)
 State                                       211      (921)     (97)
  Total deferred tax benefit              (2,431)  (15,039)  (1,101)
   Total income tax expense (benefit)   $(32,662) $ 35,873  $19,134

     A reconciliation of income taxes on reported pretax income at statutory rates to actual income tax expense for the years ended
December 31, 1998, 1997 and 1996, is as follows (dollars in thousands):

                                       1998          1997         1996
                                 Dollars   Rate  Dollars   Rate  Dollars  Rate
Income tax at statutory rates    $(35,642)  35%   $32,234   35%  $17,663   35%
Non-deductible goodwill and other   2,289   (2)       851    1       234    1
State income taxes, net of
Federal tax benefit                   691   (1)     2,788    3     1,237    2
 Total income tax expense        $(32,662)  32%   $35,873   39%  $19,134   38%

      The net deferred tax assets at December 31, 1998 and 1997, consisted of the tax effects of temporary differences related to the following (in thousands):

                                                         1998       1997
Reserves for loan and asset portfolio losses          $14,225     $ 7,556
Net operating loss carryforwards of acquired companies  6,976       7,327
Accrued employee compensation                           4,486       2,782
Foreign tax credit carryforward                         3,592
Intangible assets                                       2,433       2,721
AMT credit carryforwards                                  602         602
Investment in subsidiaries                                426         426
Securitized loans and investments                      (5,293)      9,222
Other                                                   4,483       1,963
Deferred tax asset before valuation allowance          31,930      32,599
Valuation allowance                                    (1,175)     (4,275)
 Net deferred tax asset                               $30,755     $28,324

      Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset, net of applicable valuation allowance, will be realized. The amount of the deferred tax asset considered realizable could be reduced or increased if estimates of future taxable income during the carryforward period are reduced or increased. As a result of acquisitions, the Company has available for its use the acquired net operating loss carryforwards existing at the acquisition dates. The Company is subject to certain annual limitations on the utilization of such losses. The following were the expiration dates and the approximate net operating loss carryforwards at December 31, 1998 (in thousands):

         Expiration Date               Amount
         2002                          $   874
         2003                            1,459
         2006                              372
         2007                            2,867
         2008                            3,838
         2011                            9,283
         Total                         $18,693

10.  Employee Stock Compensation

      The Company has a stock option and award plan for the benefit of key individuals, including its directors, officers and key employees. The plan is administered by a committee of the Board of Directors.

      On October 20, 1998, the Board of Directors adopted a resolution to exchange approximately 5.7 million options to purchase the Company's common shares at exercise prices ranging from $7.50 to $34.56 per common share for approximately 4.0 million options having an exercise price of $7.44 per common share, representing fair market value at date of grant, which had no impact on the Company's financial statements. Stock option activity under the plan for the years ended December 31, 1998, 1997 and 1996 was as follows:

                                                                   Weighted
                                                   Option Price     Average
                                          Number       Per           Option
                                            of     Share Range     Price Per
                                          Shares                     Share
Options outstanding at December 31,1995  2,301,793  $  0.60 - $11.38  $  6.77
 Granted                                    45,500    13.13 -  21.75    17.39
 Exercised                                (466,760)    3.50 -  11.38     4.28
 Forfeited                                 (68,181)    4.50 -  11.38     6.98

Options outstanding at December 31, 1996 1,812,352     0.60 -  21.75     7.67
 Granted                                 2,458,239    17.63 -  34.56    20.16
 Exercised                                (441,915)    0.60 -  21.75     6.33
 Forfeited                                 (11,796)    6.88 -  11.38     9.34

Options outstanding at December 31, 1997 3,816,880     0.60 -  34.56    15.87
 Granted                                 3,215,312     7.53 -  34.44    29.57
 Exercised                                (307,399)    3.50 -  21.75    12.64
 Forfeited                              (2,037,725)    3.50 -  34.56    24.82

Options outstanding at December 31, 1998 4,687,068     0.60 -  19.88     7.27

Options exercisable at December 31, 1998 1,709,659     0.60 -  19.88     6.85

Options available for grant at
December 31, 1998                        4,575,423

      The following table summarizes information about stock options outstanding at December 31, 1998:

                              Weighted    Weighted                  Weighted
                              Average     Average                   Average
                             Remaining    Exercise Price            Price of
 Range of        Options     Contractual  of Outstanding  Options  Exercisable
Exercise Prices  Outstanding    Life       Options       Exercisable Options
$  0.60 - $2.75   125,045        2        $  2.49        125,045    $  2.49
           3.50    85,300        5           3.50         85,300       3.50
   6.88 -  7.00   336,928        6           6.93        289,146       6.94
           7.44 4,015,795        9           7.44      1,182,168       7.44
           7.53    92,000       10           7.53         18,400       7.53
  11.38 - 19.88    32,000        8          18.18          9,600      17.04
 Total          4,687,068                    7.27      1,709,659       6.85

      At December 31, 1998, the Company has reserved a total of 4,687,068 shares of common stock for exercise of stock options.

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option and award plans. Under the terms of the plans, the exercise price of each option is equal to the market price of the Company's stock on the date of grant. Accordingly, no compensation expense has been recognized under these plans. Net income (loss) and earnings (loss) per share on a pro forma basis as if the Company had utilized fair value accounting methodology would have been as follows (in thousands, except per share data):

                                    For the Years Ended
                                       December 31,
                                    1998      1997      1996
Net income (loss):
 As reported                     $(69,171)   $56,224   $31,332
 Pro forma                        (75,430)    48,318    30,516

Basic earnings (loss) per
share:
 As reported                       $(1.61)     $1.59     $1.16
 Pro forma                          (1.76)      1.36      1.13

Diluted earnings (loss) per share:
 As reported                       $(1.61)     $1.53     $1.06
 Pro forma                          (1.76)      1.32      0.96

     The estimated fair value of options granted during 1998, 1997 and 1996 was $4.21, $11.08 and $9.61 per share, respectively. For purposes of determining fair value of each option, the Company used the Black-Scholes model with the following assumptions:

                                    1998         1997        1996
       Risk-free interest    4.19% - 4.50%   5.82% - 6.26%  5.98% - 7.21%
       Expected life            5 years         7 years       7-8 years
       Expected volatility       54%           43% - 46%      43% - 45%
       Expected dividends         -                -              -

      During 1998, the Company issued 186,471 shares of restricted common stock at prices ranging from $28.69 per share to $30.19 per share, with a weighted average price of $30.02 per share, under the Company's stock option and award plan. The Company's restricted stock typically vests over a period of five years with certain 1998 grants vesting in lump sum in the year 2001. During 1998, 1997 and 1996, $2.5 million, $1.7 million and $1.0 million in unearned stock compensation was amortized as compensation expense, respectively. At December 31, 1998 and 1997 reductions for employee stock included unearned stock compensation of $4.9 million and $2.6 million, respectively.

11.  Common Stock

     During July and August 1998, the Company repurchased 1.0 million shares of the Company's outstanding common stock at an average price of $17.20 per common share.

      On July 16, 1998, the Company purchased the assets of IFC and TeleCapital for approximately 1.3 million shares of the Company's common stock and cash of $44.0 million. IFC's primary line of business is providing long term financing to small businesses and TeleCapital's primary line of business is providing financing to the pay phone industry. On August 11, 1998, the Company acquired the operations of MIC, a privately held specialized producer of VA streamlined re-financed loans, by merging a wholly-owned subsidiary of the Company with MIC. The merger agreement provided for an acquisition price of approximately 1.8 million shares of the Company's common stock and $2.6 million in cash. Additionally, the Company will pay an annual earnout over a three-year period, the total of which will not exceed $105.0 million, comprised of approximately 82% in the Company's common stock and 18% cash.

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

      A reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per share computations for net income (loss) is as follows (in thousands):

                                                1998      1997     1996
Net income (loss) - basic                     $(69,171)  $56,224  $31,332
Effect of convertible debt, net of taxes                            2,196
Net income (loss) - diluted                   $(69,171)  $56,224  $33,528

Weighted average shares outstanding (basic)     42,846    35,412   27,043
Assuming conversion of convertible debt                             3,600
Dilutive stock options                                       958      905
Contingently issuable shares                                 293      226
Weighted average shares outstanding (diluted)   42,846    36,663   31,774

      As the Company posted a net loss for the year ended December 31, 1998, the effects of dilutive stock options and contingently issuable shares for the year ended December 31, 1998 are anti-dilutive and not included in the computation of diluted loss per share. Diluted loss per share including such anti-dilutive effects would have resulted in diluted loss per share of $(1.57). A reconciliation of the numerators and denominators used in the basic and diluted loss per share computation including such anti-dilutive effects for the year ended December 31, 1998 is as follows (in thousands):

                                                1998
Net loss (diluted)                           $(69,171)

Weighted average shares outstanding (basic)    42,846
Dilutive stock options                            789
Contingently issuable shares                      370
Weighted average shares outstanding (diluted)  44,005

      At December 31, 1998, the Company had 20,000 stock appreciation rights outstanding related to the market value of the Company's common stock which were granted to certain non-employees of the Company. The stock appreciation rights have an award value of $13.125 and an automatic conversion into cash on February 20, 2006.

12.  Employee Compensation and Benefits

      Accrued employee compensation and benefits at December 31, 1998 and 1997 included amounts for incentive compensation, severance and benefits. Certain employees are eligible to receive a bonus from a pool computed on pretax income over predetermined minimum earning levels.

      The AMRESCO Retirement Savings and Profit Sharing Plan ("Plan") qualifies under Section 401(k) of the Internal Revenue Code and incorporates both a savings component and a profit sharing component for eligible employees. As determined each year by the Board of Directors, the Company may match the employee contribution up to 6% of their base pay based on the Company's performance. For 1998 and 1997, the matching contribution was set at $.50 for each $1.00 contributed by the employees. In addition to the matching savings contribution in 1997, the Company provided an annual contribution to the profit sharing retirement component of the Plan on behalf of all eligible employees. This portion of the Plan has been amended to assure that the Company is not required to make an employer profit sharing contribution to the Plan. No such contributions were made in 1998 due to the Company's net loss, however, it is anticipated that some level of profit sharing contribution will resume in future periods. For the years ended December 31, 1997 and 1996, the Company accrued profit sharing contributions of $3.1 million and $1.5 million, respectively. Allocation of the Company's contribution will be based on a percentage of an employee's weighted total pay. Weighted total pay places a stronger emphasis on the age of the employee and provides an increasingly larger profit sharing contribution as an employee nears retirement.

13.   Commitments and Contingencies

      The Company has entered into non-cancelable operating leases covering office facilities which expire at various dates through 2007. Certain of the lease agreements provide for minimum annual rentals with provisions to increase the rents to cover increases in real estate taxes and other expenses of the lessor. The Company also has leases on equipment, some of which are non-cancelable, which expire on various dates through 2005. The total rent expense for the years ended December 31, 1998, 1997 and 1996, was approximately $17.7 million, $9.9 million and $5.3 million, respectively. The future minimum annual rental commitments under non-cancelable operating lease agreements having a remaining term in excess of one year at December 31, 1998 were as follows (in thousands):

      Year Ended December 31,
      1999                                        $11,615
      2000                                         10,553
      2001                                          8,669
      2002                                          7,831
      2003                                          6,499
      Thereafter                                   10,913

      The Company is a defendant in various legal actions. In the opinion of management, such actions will not materially affect the financial position, results of operations or cash flows of the Company.

14.  Segment and Related Information

      The  Company  has five reportable segments which  have  separate management teams and infrastructures that engage in different investments and offer different services: asset management, commercial mortgage banking, home equity lending, commercial finance and residential mortgage banking. The asset management business involves acquiring asset portfolios at a discount to face value and managing and resolving such asset portfolios to maximize cash recoveries. In addition, in its asset management business, the Company provides special servicing for nonperforming and underperforming loans in commercial mortgage-backed bond trusts and similar securitized commercial asset-backed loan portfolios. The commercial mortgage banking business involves the origination, warehousing, placement and servicing of commercial real estate mortgages and commercial real estate brokerage. The home equity lending business involves originating, selling and servicing nonconforming residential mortgage loans. In its commercial finance business, the Company focuses on (i) loans to franchisees of nationally recognized restaurant, hospitality and service organizations, (ii) loans to small business owners, (iii) real estate structured finance, (iv) communications finance and (v) single family residential construction lending. The residential mortgage banking line of business (which consists of the newly acquired operations of MIC) originates and sells VA streamlined re-financed loans.

      The accounting policies are the same as those described in the summary of significant accounting policies with the exception of interest expense incurred by the Company being allocated to the subsidiaries in 1998 and 1997 based upon the subsidiaries' combined balance of common stock, paid in capital and intercompany accounts. During 1996, interest income and expense was recorded by the Company and the subsidiaries based upon the subsidiaries' intercompany balance multiplied by an interest rate pre-determined by management. The Company evaluates performance based upon operating income which is determined by adjusting operating profit to include intangible amortization expense.

       The following represents the Company's reportable segment position as of and for the years ended December 31, 1998, 1997 and 1996 (in thousands):

     1998
                                          Commercial  Home               Residential
                                   Asset   Mortgage   Equity  Commercial  Mortgage
                                Management  Banking   Lending    Finance  Banking(1) All Other Eliminations Total
Revenues from external sources  $112,387   $ 71,018   $145,069  $122,047  $74,702     $  1,281  $           $ 526,804
Interest expense                  37,973     40,617     99,194    38,674    2,260       13,779                232,497
Depreciation and amortization      1,075      7,541      6,391     5,504    2,391        2,953                 25,855
Operating income (loss)           39,838   (104,371)   (74,719)   46,591   32,926      (42,098)              (101,833)
Other significant non-cash items:
Gain on sale of loans and
 investments                                            61,679    34,250                                       95,929
Segment assets                   347,355    313,961    359,439   453,635   99,070    1,913,857   (568,607)  2,918,710

(1)  Began operations August 11, 1998.

      1997
                                           Commercial   Home
                                 Asset     Mortgage     Equity   Commercial
                               Management   Banking     Lending    Finance  All Other  Eliminations   Total
Revenues from external sources $ 103,581    $ 97,533    $165,294   $ 51,212  $   653   $        -    $ 418,273
Intersegment revenue                                       1,113                          (1,113)
  Total revenues                 103,581      97,533     166,407     51,212      653      (1,113)      418,273

Interest expense                  22,590       3,193      53,939     13,224   10,230      (1,113)      102,063
Depreciation and amortization      1,957       4,491       3,511      1,940    2,549                    14,448
Operating income (loss)           45,870      27,199      46,163     19,075  (46,210)                   92,097
Other significant non-cash items:
Gain on sale of loans and
 investments                                              69,615     15,453                             85,068
Segment assets                   298,311   1,131,317     337,807    174,079   966,982    (274,648)   2,633,848

      1996
                                             Commercial   Home
                                  Asset      Mortgage     Equity    Commercial
                                Management    Banking     Lending     Finance All Other  Eliminations   Total
Revenues from external sources $  87,337 $    54,438  $   54,195     $2,976   $ 1,121    $            $  200,067
Intersegment revenus               1,418         187       2,669        (29)   13,002     (17,247)
  Total revenues                  88,755      54,625      56,864      2,947    14,123     (17,247)       200,067

Interest expense                  15,151       2,269      18,541        959    17,090     (17,247)        36,763
Depreciation and amortization      2,468       3,683         810                1,915                      8,876
Operating income (loss)           41,286      11,462      27,321        695   (30,298)                    50,466
Other significant non-cash items:
Gain on sale of loans and
 investments                                              16,933                                          16,933
Segment assets                   123,978     121,328     390,612      2,467   595,578    (158,022)     1,075,941

15.  Financial Instruments and Risk Management

      The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to hedge against changes in interest rates. The Company may reduce its exposure to fluctuations in interest rates by creating offsetting positions through the use of derivative financial instruments. Derivatives are used to lower funding costs, to diversify sources of funding, or to alter interest rate exposures arising from mismatches between assets and liabilities. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company party to highly leveraged derivatives. These financial instruments include interest rate cap agreements, put options and forward and futures contracts. The instruments involve, to varying degrees, elements of interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company controls the risk of its hedging agreements, interest rate cap agreements and forward and futures contracts through approvals, limits and monitoring procedures.

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

      The notional amount of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to interest rates, exchange rates, securities prices, or financial or other index. Market values of derivatives transactions fluctuate based upon movements in the underlying financial indices such as interest rates. Market values are monitored on a continual basis through external pricing mechanisms and internal calculations. The Company's objective measurement system together with risk limits and timely reporting to senior management help to mitigate the risks associated with market fluctuations. In the event that a derivative product were terminated prior to its contractual maturity, it is the Company's policy to recognize the resulting gain or loss over the shorter of the remaining original life of the derivative financial instrument or the life of the underlying hedged asset or liability. If the item being hedged is sold, settled or terminated, the derivative financial instrument is marked-to-market and any gain (loss) is recognized in earnings. No such terminations of derivative transactions prior to contractual maturity occurred during 1998 or 1997. If the derivative fails to effectively perform as a hedge and/or does not qualify as a hedge, it is marked-to-market and any gain (loss) is recognized in earnings.

     At December 31, 1998, the Company had sold five forward contracts with a total notional amount of $162.3 million to hedge the interest rate risk associated with balances of loans held for sale, commitments to sell loans held for sale and balances of residential MBS which had carrying values of approximately $82.9 million, $65.0 million and $35.3 million, respectively, as of December 31, 1998. As of December 31, 1998, the Company had (i) two (U.S. Treasury and Federal National Mortgage Association ("Fannie Mae")) security contracts with a total notional amount of $63.8 million related to hedging $82.9 million of loans held for sale with settlement dates of January and February
1999, (ii) two Government National Mortgage Association thirty-year 6.0% contracts to sell approximately $65.0 million of residential mortgage banking loans to be delivered in February 1999 and (iii) one U.S. Treasury contract with a notional amount of $33.5 million which hedges approximately $35.3 million of residential MBS with a settlement date of January 1999. Any gain or loss on a forward contract is deferred and recognized when the related assets are sold. As of December 31, 1997, the Company had two forward contracts to sell ten-year U.S. Treasury securities which hedged a portion of the Company's MBS portfolio with a total notional amount of $48.2 million. In addition, four forward contracts were outstanding in with a notional amount of $101.5 million to sell Fannie Mae mortgage backed securities.

     At December 31, 1998, the Company had one option contract to sell (put option) ten-year U.S. Treasury securities at contracted forward prices. The contract matures in March 1999 and hedges two commercial MBS with a carrying value of $25.6 million.

      At December 31, 1998, the Company had one ten-year treasury note Fannie Mae futures contract with a notional amount of $21.4 million related to hedging approximately $18.9 million of loans. As of December 31, 1997, the Company had futures contracts with notional amounts of $445.2 million and $6.0 billion to hedge home equity lending loans held for sale and retained interests in securitizations, respectively.

     At December 31, 1998, the Company had an amortizing interest rate cap with a notional amount of $1.0 billion hedging approximately $384.9 million of retained interests in securitizations. The cap requires monthly payments from the counterparty when one month LIBOR exceeds 5.9375%. The notional amount amortizes monthly based upon levels agreed to with the counterparty through the expiration of the agreement on July 26, 1999. The Company paid an initial premium of approximately $3.2 million for the cap. All such futures, options on futures contracts and caps are marked-to-market as are the retained interests in securitization. All realized and unrealized gains (losses) are recognized in earnings.

      The Company purchases interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate
debt.   The  Company  enters  into  these  agreements  to  change  the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Accordingly, the Company enters into agreements to effectively convert variable-rate debt to fixed-rate debt to reduce the Company's risk of incurring higher interest costs due to rising interest rates. The cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which an interest rate index exceeds agreed-upon thresholds. At December 31, 1998, the Company had four such agreements outstanding with a total notional amount of $31.7 million which hedge floating rate debt related to the Company's balances of residential MBS with a carrying value of $37.5 million. The contracts have cap rates ranging from 6.375% to 6.875% based upon one month
LIBOR and expire on various dates between November 1999 and April 2000. The premiums paid for interest rate cap agreements purchased are included in other assets in the consolidated statements of financial condition and are amortized to interest expense over the terms of the agreements. Amounts received under cap agreements are recognized as yield adjustments to the related debt. At December 31, 1997, the Company had three cap agreements outstanding with notional amounts of $64.6 million which hedged floating rate debt with a carrying value of $62.6 million.

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

                                   December 31, 1998    December 31, 1997
                                 Carrying  Estimated  Carrying  Estimated
                                  Amount   Fair Value  Amount   Fair Value
                                          (Dollars in thousands)
Assets:
 Cash and cash equivalents       $ 66,422  $ 66,422  $  25,866  $    25,866
 Loans held for sale, net         694,397   694,397   1,330,337   1,330,337
 Loans and asset portfolios, net  943,119   983,988     648,694     674,081
 Retained interests in
securitizations - trading         538,977   538,977     294,062     294,062
 Asset-backed securities -
available for sale                141,181   141,181     107,677    107,677
 Accounts receivable, net          86,620    86,620      19,183     19,183
 Mortgage servicing right, net     49,387    49,387       3,394      3,394
Liabilities:
 Accounts payable                  43,280    43,280      22,821     22,821
 Notes payable and warehouse
loans payable                   1,545,297 1,545,297   1,800,238  1,800,238
 Senior notes                      57,500    56,063      57,500     58,147
 Senior subordinated notes        580,179   416,606     250,000    257,356
Derivative Financial Instruments:
 Interest rate caps                          (3,267)                 2,498
 Forward contracts                             (828)                   (88)
 Futures contracts                              164                 (6,682)
 Call options                                                        8,979
 Put options                                   (148)                   135

       The fair value of loans, asset portfolios, asset-backed securities, retained interests in securitizations, notes payable and other debt, senior notes and senior subordinated notes were estimated based on quoted market prices when available, otherwise, they were based on present values of estimated cash flows using current entry-value interest rates applicable to each category of such financial instruments (which notes reflect the credit risk applicable to the instruments). Mortgage loans held for sale were valued at their contracted sales prices. The carrying amount of cash and cash equivalents, accounts receivable, net of reserves, and accounts payable approximated fair value. The Company has reviewed its exposure on standby letters of credit and has determined that the fair value of such exposure is not material. The fair values of the interest rate cap agreements, forward and futures contracts and call and put options were estimated using market quotes. The fair value estimates presented herein were based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the date presented, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

16.  Subsequent Events (Unaudited)

     On February 28, 1999, the Credit Agreement was amended to replace a waiver which, among other things, adjusted the ratios to allow for the loss incurred in 1998. The interest rate remained consistent with the November 1998 amendment.

17.  Quarterly Financial Data (Unaudited)

      The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1998 and 1997 (in thousands, except per share amounts):

                                     Year Ended December 31, 1998
                                     First     Second  Third   Fourth
                                    Quarter   Quarter Quarter  Quarter
Revenues                            $140,798  $175,167 $180,040  $30,799
Income (loss) before income taxes     22,907    32,229    1,335 (158,304)
Net income (loss)                     14,049    19,660      758 (103,638)
Earnings (loss) per share:
 Basic                                  0.36      0.46     0.02    (2.27)
 Diluted                                0.35      0.45     0.02    (2.27)

                                 Year Ended December 31, 1997
                               First     Second  Third   Fourth
                              Quarter   Quarter Quarter  Quarter
Revenues                       $74,133  $103,083 $111,535 $129,522
Income before income taxes      13,606    20,686   25,552   32,253
Net income                       8,561    12,486   15,336   19,841
Earnings per share:
 Basic                            0.25      0.35     0.43     0.55
 Diluted                          0.25      0.34     0.41     0.53


                     INDEPENDENT AUDITORS' REPORT



To the Board of Directors of AMRESCO, INC.:



      We have audited the accompanying consolidated balance sheets of AMRESCO, INC. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of AMRESCO, INC.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AMRESCO, INC. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


\s\ Deloitte & Touche LLP
Dallas, Texas
February 9, 1999