Form 10-Q
period 1999-03-31
AMRESCO INC
filed 1999-05-12
CIK 225569

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q

      (Mark One)
      [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999

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

48,769,469 shares of common stock, $.05 par value per share, as of May 10, 1999.



                            AMRESCO, INC.
                                INDEX




                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - March 31, 1999 and           3
December 31, 1998

Consolidated Statements of Income - Three Months
Ended March 31, 1999 and 1998                              4

Consolidated Statement of Shareholders' Equity -
Three Months Ended March 31, 1999                          5

Consolidated Statements of Cash Flows - Three
Months Ended March 31, 1999 and 1998                       6

Notes to Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations              9

Item 3.  Quantitative and Qualitative Disclosures         17
About Market Risk

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                 19

SIGNATURE                                                 19


                   PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            AMRESCO, INC.
                     CONSOLIDATED BALANCE SHEETS
               (In thousands, except for share amounts)

                                                       March 31,     December 31
                                                         1999          1998
                                                       (Unaudited)
                        ASSETS
Cash and cash equivalents                                          $   61,533   $   66,422
Loans and asset portfolios, net                                       971,469      943,119
Loans held for sale, net                                              577,153      694,397
Retained interests in securitizations - trading (at fair value)       389,592      538,977
Asset-backed securities - available for sale (at fair value)          134,956      141,181
Mortgage servicing rights, net of accumulated
amortization of $6,360 and $3,872                                      77,689       49,387
Intangible assets, net of accumulated amortization of
$40,712 and $34,470                                                   338,442      262,815
Deferred income taxes                                                  29,035       30,755
Premises and equipment, net of accumulated depreciation
of $18,553 and $16,769                                                 23,843       23,223
Accounts receivable, net of reserves of $502 and $696                  16,304       20,683
Income taxes receivable                                                             65,937
Other assets                                                           79,993       81,814
TOTAL ASSETS                                                       $2,700,009   $2,918,710

                LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable                                                   $   30,625   $   43,280
Accrued employee compensation and benefits                             16,008       28,420
Income taxes payable                                                   15,060
Notes payable                                                         814,851      957,871
Senior subordinated notes                                             580,171      580,179
Senior notes                                                           57,500       57,500
Warehouse loans payable                                               460,107      587,426
Other liabilities                                                      74,416       78,627
Total liabilities                                                   2,048,738    2,333,303

SHAREHOLDERS' EQUITY:
Common stock, $0.05 par value, authorized 150,000,000
shares; 49,796,924 and 49,099,135 shares issued                         2,491        2,456
Capital in excess of par                                              546,324      543,871
Common stock to be issued for earnouts                                 59,605
Treasury stock, $0.05 par value, 1,024,339 shares in 1999 and 1998    (17,363)     (17,363)
Accumulated other comprehensive loss                                  (14,505)     (12,651)
Unamortized stock compensation                                         (9,594)      (4,981)
Retained earnings                                                      84,313       74,075
Total shareholders' equity                                            651,271      585,407
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $2,700,009   $2,918,710

           See notes to consolidated financial statements.

                            AMRESCO, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data)
                             (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                         1999         1998

  REVENUES:
   Interest and other investment income                $  73,377   $  83,049
   Gain on sale of loans and investments, net             64,369      24,766
   Mortgage banking and servicing fees                    26,607      24,661
   Asset management and resolution fees                    4,837       2,657
   Other revenues                                          1,144       5,665
    Total revenues                                       170,334     140,798

  EXPENSES:
   Personnel                                              67,541      41,348
   Interest                                               42,823      49,843
   Other general and administrative                       28,723      15,577
   Depreciation and amortization                          10,545       4,276
   Provision for loan and asset portfolio losses           3,718       6,847
    Total expenses                                       153,350     117,891

  Income before income taxes                              16,984      22,907
  Income tax expense                                       6,746       8,858
  NET INCOME                                           $  10,238   $  14,049

Earnings per share:
Basic                                                  $    0.21   $    0.36
Diluted                                                     0.21        0.35

Weighted average number of common shares outstanding:
Basic                                                     47,677      39,027
Diluted                                                   49,162      40,446

           See notes to consolidated financial statements.

                            AMRESCO, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  Three Months Ended March 31, 1999
                           (In thousands)
                             (Unaudited)



                                       Common Stock
                                     $0.05 par value
                                                                                    Accumulated
                                      Number          Capital in                       Other                             Total
                                        of             Excess of          Treasury   Comprehen.   Retained   Compr.   Sharehoders'
                                      Shares  Amount     Par      Other     Stock   Income(Loss)  Earnings   Income     Equity
JANUARY 1, 1999                      49,099   $2,456   $543,871  $(4,981) $(17,363)  $(12,651)    $74,075               $585,407

Comprehensive income:
Net income                                                                                         10,238   $10,238
Other comprehensive income
(loss), net of tax:
Unrealized loss on securities
(net of $1,687 tax)                                                                    (2,650)               (2,650)
Foreign currency translation
adjustments (net of $488 tax)                                                             796                   796
Other comprehensive loss                                                                                     (1,854)
Comprehensive income                                                                                        $ 8,384        8,384
Issuance of common stock for earnout     27        1       194                                                               195
Exercise of stock options
(including tax benefit)                   4                 31                                                                31
Issuance of common stock
for unearned stock compensation         674       34     6,380   (6,414)
Purchase of subsidiary - adjustment
related to stock price change                           (4,049)                                                           (4,049)
Amortization of unearned stock
compensation                                                      1,698                                                    1,698
Common stock to be issued for earnouts                           59,605                                                   59,605
Other                                    (7)              (103)     103

MARCH 31, 1999                       49,797   $2,491  $546,324  $50,011  $(17,363)  $(14,505)  $84,313                  $651,271

           See notes to consolidated financial statements.


                            AMRESCO, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                             (Unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                         1999        1998
OPERATING ACTIVITIES:
Net income                                            $   10,238   $   14,049
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Gain on sale of loans and investments                    (64,369)     (24,766)
Depreciation and amortization                             10,545        4,276
Accretion of interest income, net                          1,277       (6,811)
Provisions for loan and asset portfolio losses             3,718        6,847
Deferred income taxes                                      1,720       (6,817)
Other                                                      3,848        1,792
Increase (decrease) in cash for changes in (exclusive
of assets and liabilities acquired in business
combinations):
Loans held for sale, net                                 165,552     (710,025)
Retained interests in securitizations                    154,497       (4,951)
Accounts receivable, net                                   4,379      (14,991)
Other assets                                                 844       (5,240)
Accounts payable                                         (12,655)      (9,226)
Income taxes payable/receivable                           80,997         (109)
Warehouse loans payable                                 (127,319)     628,675
Other liabilities and accrued compensation and benefits  (27,122)      (7,332)
Net cash provided by (used in) operating activities      206,150     (134,629)
INVESTING ACTIVITIES:
Origination of loans and purchase of asset portfolios   (152,848)    (209,117)
Collections on loans and asset portfolios                131,282      119,577
Purchase of asset-backed securities - available for sale              (90,486)
Proceeds from sale of and collections on asset-backed
securities - available for sale                              265       12,698
Origination and purchase of mortgage servicing rights    (30,792)     (10,375)
Purchase of subsidiaries                                 (14,848)     (15,716)
Investment in and advances to equity affiliate                         (6,947)
Distribution from equity affiliate                         1,299
Purchase of premises and equipment                        (2,408)      (1,495)
Net cash used in investing activities                    (68,050)    (201,861)
FINANCING ACTIVITIES:
Net proceeds from notes payable and other debt           277,917      472,934
Repayment of notes payable and other debt               (420,937)    (599,091)
Proceeds from issuance of senior subordinated notes,
net of issuance costs                                                 320,828
Proceeds from common stock offering                                   147,799
Stock options exercised and tax benefits from
employee stock compensation                                   31        3,314
Net cash provided by (used in) financing activities     (142,989)     345,784
Net increase (decrease) in cash and cash equivalents      (4,889)       9,294
Cash and cash equivalents, beginning of period            66,422       25,866
Cash and cash equivalents, end of period              $   61,533   $   35,160
SUPPLEMENTAL DISCLOSURE:
Common stock to be issued for earnouts                $   59,605
Interest paid                                             58,021   $   42,779
Common stock issued for unearned stock compensation,
net                                                        6,311        4,998
Income taxes paid                                            339       12,793
Common stock issued for the purchase of subsidiaries
and earnouts                                                 195       19,907

See notes to consolidated financial statements

                            AMRESCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1999
                             (Unaudited)

1.   Basis of Presentation

      The accompanying unaudited consolidated financial statements of AMRESCO, INC. and subsidiaries (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

2.   Notes Payable and Other Debt

      Revolving Credit Agreement - On February 28, 1999, the Company entered into a Third Modification of the Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by NationsBank, N.A., as administrative agent and Credit Suisse First Boston, as syndication agent, to replace a waiver. The maximum amount available under the Credit Agreement is $737.5 million (subject to certain requirements such as a contractually determined advance percentage applied to each asset that is pledged as collateral under the Credit Agreement). The short and long term revolving facilities of $167.5 million and $502.5 million terminate August 11, 1999 and August 12, 2001, respectively, and the term loan commitment of $67.5 million terminates August 12, 2003. Based on the current agreement, on
August 11, 1999, any amount of the Credit Agreement drawn on in excess of $570.0 million (the sum of long term revolving facility and the term loan commitment) would need to be repaid. At March 31, 1999, $553.4 million was outstanding under the Credit Agreement.

      Warehouse Debt - On January 11, 1999, a wholly-owned subsidiary of the Company entered into a Master Repurchase Agreement (the "Repurchase Agreement") with Bear Stearns Home Equity Trust ("Bear Stearns") for an amount not to exceed $250.0 million for the sale and repurchase of certain home equity loans. At March 31, 1999, $42.3 million was outstanding under the Repurchase Agreement.

      On March 31, 1999, a wholly-owned subsidiary of the Company entered into an amendment of a Secured Note (the "Small Business Facility") to redefine the maturity date of the Small Business Facility as December 31, 1999. At March 31, 1999, $105.0 million was outstanding under the Small Business Facility.

      On March 31, 1999, a wholly-owned subsidiary of the Company entered into an amendment of a Secured Note (the "Franchise Facility") to redefine the maturity date of the Franchise Facility as December 31, 1999. At March 31, 1999, $39.7 million was outstanding under the Franchise Facility.

      On March 31, 1999, a wholly-owned subsidiary of the Company entered into an amendment of a Secured Note (the "Leasing Facility") to redefine the maturity date of the Leasing Facility as December 31, 1999. At March 31, 1999, there was no amount was outstanding under the Leasing Facility.

      On March 31, 1999, a wholly-owned subsidiary of the Company entered into an Amended and Restated Master Repurchase Agreement (the "Master Repurchase Agreement") with Prudential Securities Credit Corporation ("Prudential") to redefine the termination date as December 31, 1999. At March 31, 1999, $3.7 million was outstanding under the Repurchase Agreement.

3.   Shareholders' Equity

      On January 15, 1999, February 23, 1999 and March 15, 1999, the Company issued options to purchase approximately 255,000, 25,000 and 40,000 shares, respectively, of common stock at market price at the date of issuance. On March 15, 1999, the Company issued approximately 674,000 restricted shares of the Company's common stock (which vest over a two year term) to certain key employees.

      The Company has accrued the value of common stock to be issued related to certain business acquisition purchase contracts. The number of shares included in weighted average diluted shares outstanding related to such purchase contracts is determined at the end of each reporting period based upon the then current market price until the shares are actually issued. The value of the common stock to be issued, which totaled $59.6 million, was accrued at March 31, 1999.

      Under the original Agreement and Plan of Merger (the "Original Agreement") to purchase Mortgage Investors Corporation ("MIC"), the former owners of MIC were to receive an earnout payment of between $70.0 million and $105.0 million over a three year period with the payments structured to be paid 82% in the Company's common stock and 18% in cash. Effective April 12, 1999, the Original Agreement was amended (the "Amended Agreement") to fix the earnout payment at $105.0 million with payments remaining at 82% in the Company's common stock and 18% in cash. Additionally, under the Amended Agreement, the Company may effect a redemption of the earnout prior to September 30, 1999. In the event the Company elects to redeem the earnout obligation, a cash payment of $44.3 million would be due on September 30, 1999 and a further cash payment of $51.0 million would be due on March 31, 2000, with the obligation to make such payments evidenced by short-term promissory notes. The Original Agreement called for the issuance of a portion of the common stock consideration on April 30, 1999, which is now delayed until at least September 30, 1999 with a final installment anticipated on March 31, 2000. An additional $28.7 million of "common stock to be issued for earnouts" and $6.3 million of cash payments were accrued in April 1999 for the incremental $35.0 million ($105.0 - $70.0 million) of consideration.

4.   Segments

      The following represents the Company's reportable segment position as of and for the periods ended March 31, 1999 and 1998 (unaudited, in thousands):

March 31, 1999
                                           Commercial             Residential   Home
                                 Asset      Mortgage   Commercial  Mortgage     Equity
                               Management   Banking     Finance    Banking(1)  Lending(2)  All Other  Eliminations     Total
Revenues from external sources  $ 30,856   $ 28,732   $ 34,652    $ 38,780     $ 35,079   $   2,235   $        -    $ 170,334
Gain on sale of loans and
investments, net                   5,570        946      7,282      37,020       13,551                                64,369
Interest expense                   7,747      1,671     14,229       1,314       12,280       5,582                    42,823
Depreciation and amortization        195      2,976      2,317       2,046       1,965        1,046                    10,545
Operating income (loss)           13,407     (1,377)     7,932      11,427      (2,794)     (11,611)                   16,984
Segment assets                   568,443    364,708  1,019,167     185,001     453,210      707,338      (597,858)  2,700,009

March 31, 1998
                                           Commercial             Residential   Home
                                   Asset    Mortgate  Commercial   Mortgage    Equity
                                Management   Banking    Finance   Banking (1)  Lending(2) All Other  Elimination      Total
Revenues from external sources  $  26,329  $  41,420  $  15,424  $     -      $ 55,208    $   2,417   $       -    $  140,798
Gain on sale of loans and
investments, net                    6,614        656      1,641                 15,855                                 24,766
Interest expense                    6,471      9,924      5,761                 23,441        4,246                    49,843
Depreciation and amortization         195      1,387        730                  1,195          769                     4,276
Operating income (loss)            13,311      7,232      2,944                  9,785      (10,365)                   22,907
Segment assets                    570,349    488,934    541,307              1,883,434      460,990     (311,864)   3,633,150

(1)  Acquired operations August 11, 1998.
(2)  Discontinued bulk purchases and correspondent operations in late 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a diversified financial services company with five principal segments: asset management, commercial mortgage banking, commercial finance, residential mortgage banking and home equity lending. The asset management segment involves acquiring asset portfolios at a discount to face value and managing and resolving such asset portfolios to maximize cash recoveries. In addition, in its asset management segment, the Company provides special servicing for nonperforming and underperforming loans in commercial mortgage-backed bond trusts and similar securitized commercial asset-backed loan portfolios. The commercial mortgage banking segment involves fee-based origination and servicing of commercial real estate mortgages and commercial real estate brokerage. In its commercial finance segment, the Company focuses on
(i) loans to franchisees of nationally recognized restaurant, hospitality and service organizations, (ii) loans to small business owners, (iii) real estate structured finance, (iv) communications finance and (v) single family residential construction lending. The residential mortgage banking segment, consisting of the acquired operations of Mortgage Investors Corporation ("MIC"), originates and sells Veterans Administration ("VA") streamlined re-financed loans. The home equity lending segment involves originating, selling and servicing nonconforming first mortgage loans.

       Revenues from the Company's asset management activities primarily consist of earnings on asset portfolios, gains on sale of investments, and fees charged for the management of asset portfolios and for the successful resolution of the assets within such asset portfolios. The Company's revenues from its commercial mortgage banking activities are primarily earned from fees generated by the
(i) origination and underwriting of commercial real estate mortgage loans, (ii) placement of such loans with permanent investors and
(iii) servicing of loans, interest earned on commercial loans held for sale and deposits. Revenues from the Company's commercial finance business are primarily earned from (i) interest and fees on real estate structured finance activities, communications finance activities, loans to franchisees of nationally recognized restaurant, hospitality, service organizations and other small business owners and loans to single family residential contractors, (ii) accrued earnings on retained interests in securitizations and (iii) gains on the securitization and sale of loans. Revenues from the Company's residential mortgage banking activities consist primarily of cash gains from sales of Veterans Administration streamlined re-financed loans. Revenues from the Company's home equity lending activities primarily consist of interest earned on originated home equity loans, accrued earnings on retained interests in securitizations, cash gains from whole-loan sales of home equity loans and fees generated by the origination, underwriting and servicing of home equity loans. Corporate and other revenues primarily consist of interest earned on investments in residential mortgage backed securities and other miscellaneous income. Corporate and other expenses primarily include corporate personnel, overhead and unallocated interest expense.

Results of Operations

      The following discussion and analysis presents the significant changes in results of operations of the Company for the three months ended March 31, 1999 and 1998 by segment. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

                                                    Three Months Ended
(unaudited, in thousands, except per share data)          March 31,
                                                    1999           1998
Revenues:
   Asset management                             $  30,856        $  26,329
   Commercial mortgage banking                     28,732           41,420
   Commercial finance                              34,652           15,424
   Residential mortgage banking                    38,780                -
   Home equity lending                             35,079           55,208
   Corporate and other                              2,235            2,417
     Total revenues                               170,334          140,798
Operating expenses:
   Asset management                                17,449           13,018
   Commercial mortgage banking                     30,109           34,188
   Commercial finance                              26,720           12,480
   Residential mortgage banking                    27,353                -
   Home equity lending                             37,873           45,423
   Corporate and other                             13,846           12,782
     Total operating expenses                     153,350          117,891
Operating income (loss):
   Asset management                                13,407           13,311
   Commercial mortgage banking                     (1,377)           7,232
   Commercial finance                               7,932            2,944
   Residential mortgage banking                    11,427                -
   Home equity lending                             (2,794)           9,785
   Corporate and other                            (11,611)         (10,365)
     Total operating income                        16,984           22,907
Income tax expense                                  6,746            8,858
Net income                                      $  10,238        $  14,049

Earnings per share:
 Basic                                          $    0.21       $     0.36
 Diluted                                             0.21             0.35
Weighted average shares outstanding:
 Basic                                             47,677           39,027
 Diluted                                           49,162           40,446


Three Months Ended March 31, 1999 Compared to Three Months Ended
March 31, 1998

      The Company reported a 21% increase in revenues from $140.8 million to $170.3 million due primarily to an increase in cash gain on sale of loans in residential mortgage banking (the acquired MIC operation). Operating income decreased from $22.9 million for the first quarter of 1998 to $17.0 million for the first quarter of 1999, or 26%, and net income decreased from $14.0 million to $10.2 million, or 27%, as compared to the prior year period. The decreases in operating income and net income were due primarily to the discontinuance of the home equity lending capital markets operation and increased personnel and overhead expenses associated with new business acquisitions made during the latter part of 1998. These decreases were offset, in part, by cash gains on sales of loans provided by residential mortgage banking. Diluted weighted average common shares outstanding increased 22% due primarily to the early 1998 public offering of the Company's common stock and stock issued in acquisitions offset, partially, by share repurchases. Diluted earnings per share decreased 40% from $0.35 for the first three months of 1998 to $0.21 for the first three months of 1999.

     Asset Management. Revenues for the three months ended March 31, 1999 primarily consisted of $19.8 million in interest income, $5.6 million in gain on sale of investments and $4.8 million in asset management and resolution fees. The $4.6 million increase in revenues from $26.3 million for the first quarter of 1998 to $30.9 million for the first quarter of 1999 was primarily comprised of a $2.7 million increase in asset management and resolution fees and $2.5 million in interest and other investment revenue. The increase in asset management and resolution fees was due primarily to increased special servicing and asset management contracts (primarily foreign management contracts). The increase in interest income was due primarily to increased aggregate investments for the Company's own account.

      Operating expenses for the quarter ended March 31, 1999 primarily consisted of $7.7 million in interest expense, $4.9 million in personnel cost and $4.5 million in other general and administrative expenses. The $4.4 million increase in expenses from $13.0 million for the prior year period to $17.4 million for the quarter ended March 31, 1999 was due primarily to a $2.0 million increase in personnel expense, a $1.5 million increase in other general and administrative expenses related to business growth and a $1.3 million increase in interest expense related to financing for increased investment balances.

     Commercial Mortgage Banking. Revenues for the quarter ended March 31, 1999 primarily consisted of $22.6 million in origination, underwriting and servicing revenues and $5.2 million in interest income. The $12.7 million decrease in revenues from $41.4 million for the prior year period to $28.7 million for the quarter ended March 31, 1999 relates primarily to a $7.8 million decrease in interest income as a result of exiting the conduit operation as a principal thereby holding reduced balances of mortgage loans held for sale and a $4.8 million decrease in other revenues as a result of exiting the AMRESCO Capital conduit joint venture.

      Operating expenses for the quarter ended March 31, 1999 consisted of $19.0 million in personnel expense, $6.4 million of other general and administrative expense, $3.0 million of depreciation and amortization and $1.7 million of interest expense. The $4.1 million decrease in expenses from $34.2 million for the prior year period to $30.1 million for the quarter ended March 31, 1999 was due primarily to an $8.3 million reduction of interest expense related to financing reduced balances of commercial loans held for sale offset, in part, by a $1.6 million increase in personnel expense due primarily to expanded operations and a $1.6 million increase in depreciation and amortization due primarily to amortization of increased balances of mortgage servicing rights.

     Commercial Finance. Revenues for the three months ended March 31, 1999 primarily consisted of $26.2 million of interest income and $7.3 million of gain on securitization and sale of loans. The $19.3 million increase in revenues from $15.4 million for the prior year period to $34.7 million for the three months ended March 31, 1999 relates primarily to a $13.4 million increase in interest and other investment income and a $5.6 million increase in gain on sale of loans. The increase in interest and other investment income was due primarily to increased balances of loans held by the real estate, communication and builder groups and loans held for sale by Independence Funding and TeleCapital (both businesses were acquired in mid-1998). The increase in gain on sale of loans was due primarily to a small business loan pre-fund transfer gain recorded in the first quarter of 1999.

      Operating expenses for the quarter ended March 31, 1999 primarily consisted of $14.2 million of interest expense, $6.2 million of personnel expense, $3.2 million of other general and administrative expense and $2.3 million in depreciation and amortization. The $14.2 million increase in expenses from $12.5 million for the prior year period to $26.7 million for the quarter ended March 31, 1999 was due primarily to an increase of $8.5 million of interest expense related to the financing for increased levels of loans held for sale and $3.4 million of personnel expense, $1.6 million of depreciation and amortization and $1.5 million of other general and administrative expenses related primarily to expanded operations.

      Residential Mortgage Banking. Revenues of $38.8 million consisted primarily of cash gain on sale of loans of $37.0 million. Operating expenses of $27.4 million primarily consisted of $18.6 million in personnel expense (primarily commissions), $5.4 million in other general and administrative expenses and $2.0 million in depreciation and amortization.

      Home Equity Lending. Revenues for the three months ended March 31, 1999 primarily consisted of $18.3 million in interest income, $13.6 million of gains on whole loan sales and $2.8 million in mortgage banking and servicing fees. The $20.1 million decrease in revenues from $55.2 million for the prior year period to $35.1 million for the quarter ended March 31, 1999 was due primarily to a $19.8 million decrease in interest income related to holding reduced balances of loans held for sale due to the discontinuance of the capital markets operation.

      Operating expenses for the quarter ended March 31, 1999 primarily consisted of $12.3 million of interest expense, $11.0 million of personnel expense, $9.9 million of other general and administrative expense, $2.7 million of provisions for loan losses and $2.0 million of depreciation and amortization. Operating expenses decreased by $7.5 million from $45.4 million for the prior year period to $37.9 million for the quarter ended March 31, 1999. This decrease primarily consisted of $11.2 million of reduced interest expense and a $2.1 million decrease in provision for loan and investment losses due primarily to holding reduced balances of mortgage loans held for sale offset, in part, by a $4.9 million increase in other general and administrative expenses due primarily to AMRESCO Residential Mortgage Corporation expansion.

      Corporate, Other and Intercompany Eliminations. Revenues of $2.2 million for the three months ended March 31, 1999 primarily consisted of interest income from investments in residential mortgage backed securities. The $1.0 million increase in expenses from $12.8 million for the prior year period to $13.8 million for the quarter ended March 31, 1999 was due primarily to increased unallocated interest expense.


Liquidity and Capital Resources

      Cash and cash equivalents totaled $61.5 million at March 31, 1999. Cash flows provided by operating activities plus principal collections on loans, asset portfolios and asset-backed securities totaled $337.7 million for the first three months of 1999 compared to a $2.4 million use for the same period in 1998. The variance from the prior period was due primarily to net cash receipts of $138.0 million from a net interest margin transaction (the proceeds of which were used to pay down existing debt), receipt of a $79.3 million income tax receivable related to 1998 losses, a lower level of loans held for sale and related warehouse debt and the Company exiting the capital intensive home equity lending capital markets operation. The following table is a summary of selected cash flow activity and debt ratios during the first three months of 1999 and 1998 (dollars in thousands):

                                                       For the Three Months
                                                          Ended March 31,
                                                          1999        1998
Net cash provided by (used in) operating activities    $ 206,150   $(134,629)
Net cash used in investing activities                    (68,050)   (201,861)
Net cash provided by (used in) financing activcities    (142,989)    345,784
Other financial measures:
 Cash flow from operations and collections on
 loans, asset portfolios and asset-backed securities     337,697      (2,354)
  Cash provided by new capital and borrowings (used in
 in repayment), net (excluding warehouse loans payable) (143,020)    342,470
 Cash used for purchase of asset portfolios,
 asset-backed securities, mortgage servicing
 rights and originations of loans                       (183,640)   (309,978)
 EBITDA (1)                                               70,352      77,026
 Interest coverage ratio (2)                                 0.7x        1.9x


The following table is a summary of selected debt ratios as of March 31, 1999 and December 31, 1998:

                                              1999     1998
Ratio of total debt to equity                2.9:1     3.7:1
Ratio of core debt to equity (3)             2.2:1     2.7:1

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

     The following table shows the components of the Company's capital structure, including certain short-term debt, as of March 31, 1999 and December 31, 1998 (dollars in millions):


                                    1999                  1998
                                          % of                 % of
                              Dollars     Total     Dollars   Total
Shareholders' equity          $  651.3      25%     $  585.4    21%
Senior notes                      57.5       2          57.5     2
Senior subordinated notes        580.2      23         580.2    21
Mortgage warehouse loans         460.1      18         587.4    21
Notes payable                    814.8      32         957.9    35
Total                         $2,563.9     100%     $2,768.4   100%

     Total assets decreased $0.2 billion to $2.7 billion at March 31, 1998 from $2.9 billion at December 31, 1998. The decrease was due primarily to a sale of retained interests in securitization through a net interest margin transaction, sales of loans held for sale, and receipt of an income tax receivable offset, in part, by an increase in intangibles due to acquisition earnouts.

Revolving Credit Agreement

      On February 28, 1999, the Company entered into a Third Modification of the Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by NationsBank, N.A., as administrative agent and Credit Suisse First Boston, as syndication agent, to replace a waiver. The maximum amount available under the Credit Agreement is $737.5 million (subject to certain requirements such as a contractually determined advance percentage applied to each asset pledged to the Credit Agreement ("asset coverage test") as well as the maximum amount of the agreement). The short and long-term revolving facilities of $167.5 million and $502.5 million terminate August 11, 1999 and August 12, 2001, respectively, and the term loan commitment of $67.5 million terminates August 12, 2003. Based on the current agreement, on August 11, 1999, the amount of the Credit Agreement then outstanding in excess of $570.0 million (the sum of the long term revolving facility and the term loan commitment) would need to be repaid. As of May 7, 1999, approximately $634.3 million was available under the Credit Agreement as determined by the asset coverage test and $546.1 million was outstanding.

Commercial Finance Warehouse Facilities

      On March 31, 1999, a wholly-owned subsidiary of the Company entered into an amendment of a Secured Note (the "Small Business Facility") to define the maturity date of the Small Business Facility December 31, 1999. At March 31, 1999, $105.0 million was outstanding under the Small Business Facility.

      On March 31, 1999, a wholly-owned subsidiary of the Company entered into an amendment of a Secured Note (the "Franchise Facility") to define the maturity date of the Franchise Facility as December 31, 1999. At March 31, 1999, $39.7 million was outstanding under the Franchise Facility.

      On March 31, 1999, a wholly-owned subsidiary of the Company entered into an amendment of a Secured Note (the "Leasing Facility") to define the maturity date of the Leasing Facility as December 31, 1999. At March 31, 1999, there was no was outstanding under the Leasing Facility.

Home Equity Lending Warehouse Facilities

      On January 11, 1999, a wholly-owned subsidiary of the Company entered into a Master Repurchase Agreement (the "Repurchase Agreement") with Bear Stearns Home Equity Trust ("Bear Stearns") for an amount not to exceed $250.0 million for the sale and repurchase of certain home equity loans. At March 31, 1999, $42.3 million was outstanding under the Repurchase Agreement.

      On March 31, 1999, a wholly-owned subsidiary of the Company entered into an Amended and Restated Master Repurchase Agreement (the "Master Repurchase Agreement") with Prudential Securities Credit Corporation ("Prudential") which extended the termination date to December 31, 1999. At March 31, 1999, $3.7 million was outstanding under the Repurchase Agreement.

General

     The Company believes it has sufficient liquidity to meet its obligations, including any then outstanding obligation related to the short-term portion ($167.5 million) of the Credit Agreement due in August 1999, the $57.5 million of senior notes due July 1999 and funding requirements to maintain its operations at the currently reduced investment pace. The primary sources of liquidity currently include internally generated funds, additional availability under the Credit Agreement, to the extent described above, the warehouse facilities and cash balances. In addition, the Company is seeking to renew a portion of the short-term facility and to obtain third party financing for certain assets which, if successful, would result in additional capacity under the Credit Agreement.

     The Company has historically accessed the capital markets as an important part of its capital raising activities, which included raising funds in debt and equity offerings, to finance the acquisition of assets, the origination and accumulation of loans and to securitize and sell mortgage loans originated by its different business lines. Due to current market conditions related to the Company's securities, debt and equity, and debt constraints placed upon the Company through certain debt agreements, the Company believes its access to the capital markets will continue to be significantly limited for the foreseeable future and that other sources of third party financing will also be limited.

Other Matters

      The actual weighted average annual prepayment rate on the Company's home equity securitizations was 25.2% for the period from inception of each security through February 25, 1999, which is higher than originally projected, and is modeled to be 28.8% for the next twelve months. Prepayment rates on the Company's franchise and small business loan securitizations are in line with expectations. Current valuations take into account the change in prepayment assumptions as well as other assumptions influenced by market conditions. The discount rate used to value the retained interests is influenced primarily by volatility and predictability of the underlying cash flows which generally become more certain as the securities season. The weighted-average discount rate used to value the Company's retained interests at March 31, 1999 was 17.8%. The Company has utilized, for initial valuation purposes, a 20% discount rate on its home equity securitizations, discount rates ranging from 18% - 20% for its commercial finance franchise loan securitizations and a 15% discount rate on its commercial finance small business loan securitizations. The lower discount rates on the commercial finance securitizations were due to the reduced risk resulting from a borrower cross-collateralization feature in these securitizations. Retained interests in securitizations at March 31, 1999 consisted of $281.1 million of home equity loan interests, $85.3 million of commercial finance loan interests and $23.2 million related to a commercial mortgage whole loan sale.

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

The Company's Year 2000 Initiative

      The Company has been conducting a comprehensive Year 2000 initiative with respect to its internal business-critical systems since mid-1997. This initiative encompasses information technology ("IT") systems and applications, as well as non-IT systems and
equipment  with  embedded  technology,  such  as  fax  machines   and
telephone systems, which may be impacted by the Year 2000 problem. Business-critical systems encompass internal accounting systems, including general ledger, accounts payable and financial reporting applications; cash management systems; loan servicing systems; and decision support systems; as well as the underlying technology required to support the software. The initiative includes assessing, remediating or replacing, testing and upgrading the Company's business-critical IT systems with the assistance of a consulting firm that specializes in Year 2000 readiness. Based upon a review of the completed and planned stages of the initiative, and the testing done to date, the Company does not anticipate any material difficulties in achieving Year 2000 readiness with respect to its internal business-critical systems, and the Company achieved that Year 2000 readiness with respect to virtually all its internal business-critical systems by March 31, 1999.

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

      As is the case with most other companies, the actions the Company can take to avoid any adverse effects from the failure of companies, particularly those in the second group, to become Year 2000 ready is extremely limited. However, the Company has communicated with those companies that have significant business relationships with the Company, particularly those in the first group, to determine their Year 2000 readiness status and the extent to which the Company could be affected by any of their Year 2000 readiness issues. In connection with this process, the Company has sought to obtain written representations and other independent confirmations of Year 2000 readiness from the third parties with whom the Company has material contracts. Responses from all third parties having material contracts with the Company have not been received. In addition to contacting these third parties, where there are direct interfaces between the Company's systems and the systems of these third parties in the first group, the Company plans to complete testing by the end of the second quarter of 1999 in conformance with the guidelines of the Federal Financial Institutions Examination Council. Based on responses received and testing to date, it is not currently anticipated that the Company will be materially affected by any third party Year 2000 readiness issues.

       For virtually all business-critical systems interfaces, readiness was achieved by March 31, 1999. Backup products and servicers suppliers that have achieved Year 2000 readiness have been put in place for significant third party providers that did not complete their Year 2000 initiatives by March 31, 1999.

      There can be no assurance that the systems of the Company or those of third parties will not experience adverse effects after December 31, 1999. Furthermore, there can be no assurance that a failure to convert by another company, or a conversion that is not compatible with the Company's systems or those of other companies on which the Company's systems rely, would not have a material adverse effect on the Company.

      The Company does not anticipate that it will incur material expenditures in connection with any modifications necessary to achieve Year 2000 readiness. The Company incurred approximately $750,000 of costs related to its Year 2000 initiative through March 31, 1999, and the Company anticipates that it will incur an additional $250,000 of costs in the future with respect to the initiative. These cost estimates do not include costs associated with internal resources assigned to the initiative.

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

      These risks are also applicable to the Company's portfolios of mortgage backed securities, as these securities are dependent upon the pool of mortgage loans underlying them. If the investors in these types of securities demand higher returns in recognition of these potential risks, the market value of any future MBS portfolios of the Company also could be adversely affected.

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

Item  3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosure

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

      As part of its interest rate risk management process, the Company performs various sensitivity analyses that quantify the net financial impact of changes in interest rates on its interest rate sensitive assets, liabilities and derivative portfolio. The analyses incorporate scenarios under which the assets, liabilities and derivatives are valued based upon their projected discounted cash flows or market values as provided by Bloomberg quotations adjusted for certain selected hypothetical changes in interest rates. Included in the analyses are pre-payment rates, discount rates, credit losses and effects related to re-pricing. The following are the Company's interest rate sensitivity analyses as of March 31, 1999:

     Retained Interests in Securitization (trading):

Change in                         Hypothetical       Hypothetical
 Interest       Fair Value         Change ($)         Change (%)
  Rates
10%            $394.3               $4.7                 1.2%
0               389.6                  -                   -
(10)%           378.2              (11.4)               (2.9)

      A hypothetical increase in interest rates is projected to decrease loan pre-payments increasing the fair value of the retained interests. This increase is projected to more than offset a decrease in fair value of the retained interests caused by higher market interest rates.

     Other than Trading:

          Change in                   Hypothetical    Hypothetical
          Interest     Fair Value        Change          Change
           Rates
          10%            $566.7          $(3.5)         (0.6)%
           0              570.1              -             -
         (10)             574.4            4.3           0.8

      The other than trading category includes loans held for sale, loans and asset portfolios, asset backed securities, derivative positions, senior notes, senior subordinated notes and the amount outstanding under the Company's Credit Agreement to the extent the fair value could be affected by a widening of spreads. In an increasing interest rate environment, the Company projects the fair value of its asset and derivative portfolio to decrease offset, in part, by a fair value reduction in its debt obligations.

Foreign Exchange Risk

      Foreign exchange risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments. The Company is subject to foreign exchange risk to the extent its income bearing assets exceeds its related foreign denominated debt. The following tables summarize the hypothetical impact to the Company's financial position due to changes in foreign currency exchange rates (dollars in millions):

     Net Assets - United Kingdom:

   Change in
     Foreign
  Exchange Rates               Hypothetical  Hypothetical
  per Dollar      Fair Value      Change        Change
     10%           $48.5         $ (8.0)       (14.2)%
      0             56.5              -            -
    (10)%           66.4            9.9         17.5

     Net Assets - Other (Canada, Mexico and Japan):

 Change in
  Foreign
 Exchange Rates                Hypothetical   Hypothetical
 per Dollar       Fair Value     Change           Change
   10%              $21.0        $ (1.4)          (6.3)%
    0                22.4             -              -
  (10)%              24.3           1.9            8.5

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

                                   AMRESCO, INC.
                                   Registrant


Date: May 11, 1999                 By:/s/ Barry L. Edwards
                                   Barry L. Edwards
                                   Executive Vice President
                                   and Chief Financial Officer