Form 10-Q
period 1999-06-30
AMRESCO INC
filed 1999-08-10
CIK 225569

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q

      (Mark One)
      [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999

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

 48,795,514 shares of common stock, $.05 par value per share, as of
                           August 2, 1999.




                            AMRESCO, INC.
                                INDEX




                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - June 30, 1999 and
December 31, 1998                                         3

Consolidated Statements of Income - Three and Six
Months Ended June 30, 1999 and 1998                       4

Consolidated Statement of Shareholders' Equity -
Six Months Ended June 30, 1999                            5

Consolidated Statements of Cash Flows - Six
Months Ended June 30, 1999 and 1998                       6

Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations            10

Item 3.  Quantitative and Qualitative Disclosures
About Market Risk                                        19

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
Security Holders                                         21

Item 6.  Exhibits and Reports on Form 8-K                21

SIGNATURE                                                21


                   PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

                            AMRESCO, INC.
                     CONSOLIDATED BALANCE SHEETS
               (In thousands, except for share amounts)

                                                      June 30,       December 31
                                                        1999             1998
                                                     (Unaudited)

                       ASSETS
Cash and cash equivalents                                      $   59,818       $   66,422
Loans and asset portfolios, net                                 1,008,175          943,119
Loans held for sale, net                                          387,423          694,397
Retained interests in securitizations - trading (at fair value)   382,504          538,977
Asset-backed securities - available for sale (at fair value)      134,650          141,181
Mortgage servicing rights, net of accumulated
amortization of $9,685 and $3,872                                  84,768           49,387
Intangible assets, net of accumulated amortization of
$48,428 and $34,470                                               365,491          262,815
Deferred income taxes                                               6,253           30,755
Premises and equipment, net of accumulated
depreciation of $19,354 and $16,769                                24,834           23,223
Accounts receivable, net of reserves of $515 and $696              19,967           20,683
Income taxes receivable                                                             65,937
Other assets                                                       98,294           81,814
TOTAL ASSETS                                                   $2,572,177       $2,918,710

                LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable                                               $   25,388       $   43,280
Accrued employee compensation and benefits                         17,765           28,420
Income taxes payable                                                3,539
Notes payable                                                     822,455          957,871
Senior subordinated notes                                         580,122          580,179
Senior notes                                                       57,214           57,500
Warehouse loans payable                                           286,513          587,426
Other liabilities                                                  81,665           78,627
Total liabilities                                               1,874,661        2,333,303

SHAREHOLDERS' EQUITY:
Common stock, $0.05 par value, authorized 150,000,000
shares; 49,819,853 and 49,099,135 shares issued                     2,492            2,456
Capital in excess of par                                          546,793          543,871
Common stock to be issued for earnouts                             87,548
Treasury stock, $0.05 par value, 1,024,339 shares in
1999 and 1998                                                     (17,363)         (17,363)
Accumulated other comprehensive loss                              (10,381)         (12,651)
Unamortized stock compensation                                     (7,990)          (4,981)
Retained earnings                                                  96,417           74,075
Total shareholders' equity                                        697,516          585,407
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $2,572,177       $2,918,710

           See notes to consolidated financial statements.

(CAPTION)

                            AMRESCO, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data)
                             (Unaudited)



                                           Three Months Ended         Six Months Ended
                                                June 30,                  June 30,
                                              1999       1998          1999      1998

  REVENUES:
   Interest and other investment income        $  61,928   $101,902   $135,305     $184,951
   Gain on sale of loans and investments, net     58,105     34,917    122,474       59,683
   Mortgage banking and servicing fees            38,175     31,319     64,782       55,980
   Asset management and resolution fees            4,343      4,175      9,180        6,832
   Other revenues                                  1,534      2,929      2,678        8,594
    Total revenues                               164,085    175,242    334,419      316,040

  EXPENSES:
   Personnel                                      63,494     51,928    131,035       93,276
   Interest                                       41,658     62,150     84,481      111,993
   Other general and administrative               28,107     17,062     56,830       32,639
   Provision for loan and asset portfolio losses  (3,882)     6,718       (164)      13,565
   Depreciation and amortization                  13,495      5,155     24,040        9,431
    Total expenses                               142,872    143,013    296,222      260,904

  Income before income taxes                      21,213     32,229     38,197       55,136
  Income tax expense                               9,109     12,569     15,855       21,427
  NET INCOME                                   $  12,104  $  19,660  $  22,342    $  33,709

Earnings per share:
Basic                                          $    0.25  $    0.46  $    0.47    $    0.83
Diluted                                             0.20       0.45       0.41         0.80

Weighted average number of common shares
 outstanding
Basic                                             47,847     42,457     47,762       40,742
Diluted                                           60,955     44,003     55,059       42,224

           See notes to consolidated financial statements.

                            AMRESCO, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   Six Months Ended June 30, 1999
                           (In thousands)
                             (Unaudited)



                             Common Stock
                            $0.05 par Value
                                                                      Accumulated
                            Number         Capital in                    Other                          Total
                             of             Excess of         Treaury   Comprehen.   Retained  Compr. Sharehoders'
                            Shares  Amount    Par     Other    Stock   Income(Loss)  Earnings  Income    Equity
JANUARY 1, 1999             49,099  $2,456  $543,871 $(4,981) $(17,363)  $(12,651)    $74,075           $585,407

Comprehensive income:
Net income                                                                             22,342   $22,342
Other comprehensive income,
 net of tax:
Unrealized gain on securities
(net of $445 tax)                                                              684                   684
Realized loss on securities
(net of $234 tax)                                                              367                   367
Foreign currency translation
adjustments (net of $747 tax)                                                1,219                 1,219
Other comprehensive income                                                                         2,270
Comprehensive income                                                                             $24,612   24,612
Issuance of common stock for
earnout                         27       1        194                                                         195
Exercise of stock options
(including tax benefit)          4                 33                                                          33
Issuance of common stock for
unearned stock compensation    708      36      6,598  (6,634)
Purchase of subsidiary
- adjustment related to stock
 price change                                  (4,049)                                                     (4,049)
Amortization of unearned
stock compensation                                      3,412                                               3,412
Common stock to be issued for
earnouts                                               87,548                                              87,548
Other                          (18)     (1)       146     213                                                 358

JUNE 30, 1999               49,820  $2,492   $546,793 $79,558  $(17,363) $(10,381) $96,417               $697,516

           See notes to consolidated financial statements.

                            AMRESCO, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                             (Unaudited)
                                                        Six Months Ended
                                                             June 30,
                                                         1999       1998
OPERATING ACTIVITIES:
Net income                                           $   22,342   $  33,709
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Gain on sale of loans and investments                  (122,474)    (59,683)
Depreciation and amortization                            24,040       9,431
Accretion of interest income, net                         1,802     (10,915)
Provisions for loan and asset portfolio losses             (164)     13,565
Deferred income taxes                                    24,502      (6,525)
Other                                                     8,372         253
Increase (decrease) in cash for changes in
(exclusive of assets and liabilities acquired in
business combinations):
Loans held for sale, net                                381,724    (548,403)
Retained interests in securitizations                   182,581     (65,644)
Accounts receivable, net                                    711       3,015
Other assets                                            (22,839)    (25,499)
Accounts payable                                        (17,892)     14,507
Income taxes payable/receivable                          69,476      (9,303)
Warehouse loans payable                                (300,913)    453,028
Other liabilities and accrued compensation and
benefits                                                (15,398)     24,469
Net cash provided by (used in) operating activities     235,870    (173,995)
INVESTING ACTIVITIES:
Origination of loans and purchase of asset portfolios  (346,210)   (476,141)
Collections on loans and asset portfolios               299,285     288,767
Purchase of asset-backed securities - available
for sale                                                           (103,891)
Proceeds from sale of and collections on asset-
backed securities - available for sale                    6,251      18,653
Origination and purchase of mortgage servicing rights   (38,422)    (14,489)
Purchase of subsidiaries                                (23,965)    (19,700)
Investment in and advances to equity affiliate                      (27,580)
Distribution from equity affiliate                        1,577      21,439
Purchase of premises and equipment                       (5,254)     (5,879)
Net cash used in investing activities                  (106,738)   (318,821)
FINANCING ACTIVITIES:
Net proceeds from notes payable and other debt          559,131     892,608
Repayment of notes payable and other debt              (694,875)   (864,427)
Proceeds from issuance of senior subordinated
notes, net of issuance costs                                        320,828
Proceeds from common stock offering                                 147,532
Other                                                         8       5,460
Net cash provided by (used in) financing activities    (135,736)    502,001
Net increase (decrease) in cash and cash equivalents     (6,604)      9,185
Cash and cash equivalents, beginning of period           66,422      25,866
Cash and cash equivalents, end of period             $   59,818   $  35,051
SUPPLEMENTAL DISCLOSURE:
Interest paid                                        $   87,649   $  87,267
Common stock to be issued for earnouts                   87,548
Common stock issued for unearned stock
compensation, net                                         6,421       4,850
Income taxes paid                                         1,608      27,224
Common stock issued for the purchase of
subsidiaries and earnouts                                   195      20,968

           See notes to consolidated financial statements

                            AMRESCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1999
                             (Unaudited)

1.   Basis of Presentation

      The accompanying unaudited consolidated financial statements of AMRESCO, INC. and subsidiaries (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

2.   Notes Payable and Other Debt

Revolving Credit Agreement

      On February 28, 1999, the Company entered into a Third Modification of the Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by NationsBank, N.A., as administrative agent and Credit Suisse First Boston, as syndication agent, to modify certain financial covenants and to make certain other changes. The maximum amount available under the Credit Agreement is $737.5 million (subject to certain requirements such as a contractually determined advance percentage applied to each asset that is pledged as collateral under the Credit Agreement). The short and long term revolving facilities of $167.5 million and $502.5 million terminate August 11, 1999 and August 12, 2001, respectively, and the term loan commitment of $67.5 million terminates August 12, 2003. Based on the current agreement, on August 11, 1999, any amount of the Credit Agreement drawn on in excess of $570.0 million (the sum of long term revolving facility and the term loan commitment) would need to be repaid. At June 30, 1999, $498.0 million was outstanding under the Credit Agreement.

Notes Payable

     On May 1, 1999, a wholly-owned subsidiary of the Company entered into a Financing Agreement (the "Financing Agreement") in which approximately $111.4 million of loans made by the Company to small-to-medium sized local and regional home building companies were financed by Adjustable Rate Home Builder Loan Notes issued through the means of a private securitization. The notes bear interest at LIBOR plus 0.95% to 1.30% depending upon classification with the outstanding
principal amount, if any, payable in full on May 25, 2007.   At  June
30,   1999,  $111.4  million  was  outstanding  under  the  Financing
Agreement.

Senior Notes

      On July 1, 1999, the Company repaid the entire $57.2 million balance of its 8.75% Senior Notes.

Warehouse Loans Payable

      On January 11, 1999, a wholly-owned subsidiary of the Company entered into a Master Repurchase Agreement (the "Repurchase Agreement") with Bear Stearns Home Equity Trust ("Bear Stearns") for an amount not to exceed $250.0 million for the sale and repurchase of certain home equity loans. At June 30, 1999, $42.7 million was outstanding under the Repurchase Agreement.

      On March 31, 1999, a wholly-owned subsidiary of the Company entered into an amendment of a Secured Note (the "Small Business Facility") to redefine the maturity date of the Small Business Facility as December 31, 1999. At June 30, 1999, $67.8 million was outstanding under the Small Business Facility.

      On March 31, 1999, a wholly-owned subsidiary of the Company entered into an amendment of a Secured Note (the "Franchise Facility") to redefine the maturity date of the Franchise Facility as December 31, 1999. At June 30, 1999, $49.8 million was outstanding under the Franchise Facility.

      On March 31, 1999, a wholly-owned subsidiary of the Company entered into an amendment of a Secured Note (the "Leasing Facility") to redefine the maturity date of the Leasing Facility as December 31, 1999. At June 30, 1999, there was no amount outstanding under the Leasing Facility.

      On March 31, 1999, a wholly-owned subsidiary of the Company entered into an Amended and Restated Master Repurchase Agreement (the "Master Repurchase Agreement") with Prudential Securities Credit Corporation ("Prudential") to redefine the termination date as December 31, 1999. At June 30, 1999, there was no amount outstanding under the Repurchase Agreement.

      On April 14, 1999, a wholly owned subsidiary of the Company entered into a Fifth Amendment to Amended and Restated Warehousing Credit and Security Agreement (the "Security Agreement") with Residential Funding Corporation ("RFC") to redefine the commitment amount as $300.0 million. At June 30, 1999, $29.6 million was outstanding under the Security Agreement.

3.   Shareholders' Equity

      On January 15, 1999, February 23, 1999, March 15, 1999, and May 19, 1999, the Company issued options to purchase approximately 255,000, 25,000, 40,000 and 88,000 shares, respectively, of common stock at market price at the date of issuance. On March 15, 1999, May 19, 1999 and June 7, 1999, the Company issued approximately 674,000, 27,000 and 7,000 restricted shares of the Company's common stock (the March 15, 1999 issuance vests over a two year term and the May 19, 1999 and the June 7, 1999 issuances vest over a three year term) to employees.

      The Company has accrued the value of common stock to be issued related to certain business acquisition purchase contracts. The number of shares included in weighted average diluted shares outstanding related to such purchase contracts is determined at the end of each reporting period based upon the then current market price until the shares are actually issued. The value of the common stock to be issued, which totaled $87.5 million, was accrued at June 30, 1999.

      Under the original Agreement and Plan of Merger (the "Original Agreement") to purchase Mortgage Investors Corporation ("MIC"), the former owners of MIC were to receive an earnout payment of between $70.0 million and $105.0 million over a three year period with the payments structured to be paid 82% in the Company's common stock and 18% in cash. Effective April 12, 1999, the Original Agreement was amended (the "Amended Agreement") to fix the earnout payment at $105.0 million with payments remaining at 82% in the Company's common stock and 18% in cash. Additionally, under the Amended Agreement, the Company may effect a redemption of the earnout prior to September 30, 1999. In the event the Company elects to redeem the earnout obligation, a cash payment of $44.3 million would be due on September 30, 1999 and a further cash payment of $51.0 million would be due on March 31, 2000, with the obligation to make such payments evidenced by short-term promissory notes. The Original Agreement called for the issuance of a portion of the common stock consideration on April 30, 1999, which is now delayed until at least September 30, 1999 with a final installment anticipated on March 31, 2000; provided that the issuance of common stock in respect of the earnout may be deferred under certain circumstances. As of June 30, 1999, $86.1 million was accrued as common stock to be issued for the stock portion of the earnout related to the Amended Agreement.

4.   Segments

      The following represents the Company's reportable segment position as of and for the three and six months ended June 30, 1999 and 1998 (unaudited, in thousands):

                               Three Months Ended June 30,
     1999
                                         Commercial            Residential  Home
                                 Asset    Mortgage  Commercial  Mortgage    Equity
                               Management  Banking    Finance   Banking(1)  Lending(2) All Other Eliminations Total
Revenues from external sources $28,450    $41,199   $57,969    $ 14,832    $ 19,553   (3) $2,082  $        -  $164,085
Gain on sale of loans and
investments, net                 5,048      3,392    24,827      14,148     10,842          (152)               58,105
Interest expense                 7,609      1,872    15,977         879     10,156         5,165                41,658
Depreciation and
amortization                       196      4,079     2,329       3,810      2,202           879                13,495
Operating income (loss)         10,961      7,090    32,869     (10,826)   (12,201)  (3)  (6,680)               21,213

     1998
                                          Commercial             Residential Home
                                 Asset     Mortgage   Commercial  Mortgage   Equity
                               Management  Banking      Finance   Banking(1) Lending(2) All Other Eliminations Total
Revenues from external sources $28,740     $47,012    $32,329    $  -        $64,448    $ 2,713    $     -    $175,242
Gain (loss) on sale of loans
and investments, net             4,188      (1,086)    15,397                 16,418                            34,917
Interest expense                 8,607      11,520      8,595                 29,475      3,953                 62,150
Depreciation and amortization      199       1,863        887                  1,486        720                  5,155
Operating income (loss)         11,824       6,518     16,302                 10,073    (12,488)                32,229


                                      Six Months Ended June 30,
     1999
                                          Commercial            Residential  Home
                                   Asset   Mortgage  Commercial  Mortgage   Equity
                                Management  Banking    Finance   Banking(1) Lending(2)  All Other Eliminations  Total

Revenues from external sources $ 59,306   $ 69,931   $ 92,621    $ 53,612   $ 54,632 (3) $  4,317   $     -   $  334,419
Gain on sale of loans and
investments, net                 10,618      4,338     32,109      51,168     24,393         (152)               122,474
Interest expense                 15,356      3,543     30,206       2,193     22,436       10,747                 84,481
Depreciation and amortization       391      7,055      4,646       5,856      4,167        1,925                 24,040
Operating income (loss)          24,368      5,713     40,801         601    (14,995)(3)  (18,291)                38,197
Segment assets                  568,967    198,385  1,064,410     168,303    424,513      824,313    (676,714) 2,572,177

     1998
                                         Commercial            Residential    Home
                                Asset     Mortgage  Commercial  Mortgage     Equity
                              Management  Banking    Finance    Banking(1)  Lending(2)  All Other Eliminations  Total

Revenues from external sources $ 55,069  $ 88,432   $ 47,753     $     -    $ 119,656    $  5,130   $     -     $   316,040
Gain on sale of loans and
investments, net                 10,801      (430)    17,039                   32,273                                59,683
Interest expense                 15,079    21,444     14,356                   52,916       8,198                   111,993
Depreciation and amortization       394     3,249      1,617                    2,681       1,490                     9,431
Operating income (loss)          25,135    13,750     19,246                   19,858     (22,853)                   55,136
Segment assets                  608,164   784,991    560,532                1,582,207     462,515     (317,411)   3,680,998

(1) Acquired operations August 11, 1998. In July 1999, the Company ceased its VA refinancing activities and shifted production to FHA streamlined refinancing.
(2)  Discontinued bulk purchases and correspondent operations in late 1998.
(3) Includes a $9.2 million write-down of retained interests in securitizations due primarily to increased prepayment speeds.

5.  Comprehensive Income

    The Company's total comprehensive earnings were as follows (in thousands):

                                   Three Months Ended    Six Months Ended
                                        June 30,             June 30,
                                    1999       1998        1999      1998
   NET INCOME                      $12,104    $19,660     $22,342   $33,709
  Other comprehensive income
   (loss), net of tax:
    Unrealized gains (losses) on
   securities:
   Unrealized gains (losses) on
   securities, net of taxes of
   $2,132, ($451), $445 and
   ($524), respectively              3,334       (706)        684      (819)
   Realized losses (gains) on
   securities , net of taxes of
   $234, ($1,367), $234 and
   ($3,126), respectively              367     (2,138)        367    (4,889)
  Foreign currency translation
   adjustments, net of taxes of
   $259, ($404), $747 and ($338),
   respectively                        423       (632)      1,219      (528)
  Other comprehensive income
   (loss), net of tax                4,124     (3,476)      2,270    (6,236)
   COMPREHENSIVE INCOME            $16,228    $16,184     $24,612   $27,473

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a diversified financial services company with five principal segments: asset management, commercial mortgage banking, commercial finance, residential mortgage banking and home equity lending. The asset management segment involves acquiring asset portfolios at a discount to face value and managing and resolving such asset portfolios to maximize cash recoveries. In addition, in its asset management segment, the Company provides special servicing for nonperforming and underperforming loans in commercial mortgage-backed bond trusts and similar securitized commercial asset-backed loan portfolios. The commercial mortgage banking segment involves fee-based origination and servicing of commercial real estate mortgages and commercial real estate brokerage. In its commercial finance segment, the Company focuses on
(i) loans to franchisees of nationally recognized restaurant, hospitality and service organizations, (ii) loans to small business owners, (iii) real estate structured finance, (iv) communications finance and (v) single family residential construction lending. The residential mortgage banking segment, consisting of the acquired operations of Mortgage Investors Corporation ("MIC"), originates and sells Federal Housing Administration ("FHA") and Veterans Administration ("VA") streamlined refinanced loans. The home equity lending segment involves originating, selling and servicing nonconforming first mortgage loans.

       Revenues from the Company's asset management activities primarily consist of earnings on asset portfolios, gains on sale of investments, and fees charged for the management of asset portfolios and for the successful resolution of the assets within such asset portfolios. The Company's revenues from its commercial mortgage banking activities are primarily earned from interest earned on loans held for sale, gain on sale of loans and fees generated by the (i) origination and underwriting of commercial real estate mortgage loans, (ii) servicing of loans and (iii) placement of commercial real estate mortgage loans with permanent investors. Revenues from the
Company's commercial finance business are primarily earned from (i) interest and fees on real estate structured finance activities, communications finance activities, loans to franchisees of nationally recognized restaurant, hospitality, service organizations and other small business owners and loans to single family residential contractors, (ii) accrued earnings on retained interests in securitizations and (iii) gains on the securitization and sale of loans. Revenues from the Company's residential mortgage banking activities consist primarily of cash gains from sales of FHA and VA streamlined re-financed loans. Revenues from the Company's home equity lending activities primarily consist of interest earned on originated home equity loans, accrued earnings on retained interests in securitizations, cash gains from whole-loan sales of home equity loans and fees generated by the origination, underwriting and
servicing  of  home  equity  loans.   Corporate  and  other  revenues
primarily consist of interest earned on investments in residential mortgage backed securities and other miscellaneous income. Corporate and other expenses primarily include corporate personnel, overhead and unallocated interest expense.

Results of Operations

      The following discussion and analysis presents the significant changes in results of operations of the Company for the three and six months ended June 30, 1999 and 1998 by segment. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

                                                    Three Months Ended             Six Months Ended
(in thousands, except per share data)                   June 30,                       June 30,
                                                   1999           1998             1999        1998
Revenues:
   Asset management                             $  28,450         $  28,740     $  59,306     $  55,069
   Commercial mortgage banking                     41,199            47,012        69,931        88,432
   Commercial finance                              57,969            32,329        92,621        47,753
   Residential mortgage banking                    14,832                          53,612
   Home equity lending                             19,553            64,448        54,632       119,656
   Corporate, other and intercompany eliminations   2,082             2,713         4,317         5,130
     Total revenues                               164,085           175,242       334,419       316,040
Operating expenses:
   Asset management                                17,489            16,916        34,938        29,934
   Commercial mortgage banking                     34,109            40,494        64,218        74,682
   Commercial finance                              25,100            16,027        51,820        28,507
   Residential mortgage banking                    25,658                          53,011
   Home equity lending                             31,754            54,375        69,627        99,798
   Corporate, other and intercompany eliminations   8,762            15,201        22,608        27,983
     Total operating expenses                     142,872           143,013       296,222       260,904
Operating income (loss):
   Asset management                                10,961            11,824        24,368        25,135
   Commercial mortgage banking                      7,090             6,518         5,713        13,750
   Commercial finance                              32,869            16,302        40,801        19,246
   Residential mortgage banking                   (10,826)                            601
   Home equity lending                            (12,201)           10,073       (14,995)       19,858
   Corporate, other and intercompany eliminations  (6,680)          (12,488)      (18,291)      (22,853)
     Total operating income                        21,213            32,229        38,197        55,136
Income tax expense                                  9,109            12,569        15,855        21,427
Net income                                      $  12,104         $  19,660     $  22,342     $  33,709

Earnings per share:
 Basic                                          $    0.25         $    0.46     $    0.47     $    0.83
 Diluted                                             0.20              0.45          0.41          0.80
Weighted average shares outstanding:
 Basic                                             47,847            42,457        47,762        40,742
 Diluted                                           60,955            44,003        55,059        42,224

Three Months Ended June 30, 1999 Compared to Three Months Ended  June
30, 1998

      The Company reported a 6% decrease in revenues from $175.2 million to $164.1 million. The decrease in revenues was due primarily to a decrease in interest income resulting from the Company holding reduced balances of mortgage loans held for sale as a result of the discontinuance of the home equity lending capital markets operation, offset, in part, by increases in gain on sale of loans generated by residential mortgage banking (the acquired MIC operation) and commercial finance. Operating income decreased from $32.2 million for the second quarter of 1998 to $21.2 million for the second quarter of 1999, or 34%, and net income decreased from $19.7 million to $12.1 million, or 38%. The decreases in operating income and net income were due primarily to the discontinuance of the home equity lending capital markets operation, discontinuance of the commercial mortgage conduit operations as a principal, a write-down of home equity lending retained interests in securitizations and losses in residential mortgage banking. These decreases were offset, in part, by a gain on securitization by commercial finance and a reversal of loan loss provisions as a result of an in depth analysis of our loan portfolios based upon additional guidance published by the Financial Accounting Standards Board ("FASB"). Diluted weighted average common shares outstanding increased 39% due primarily to common shares accrued for earnouts and stock issued in acquisitions offset, partially, by share repurchases. Diluted earnings per share decreased 56% from $0.45 for the second quarter of 1998 to $0.20 for the second quarter of 1999.

     Asset Management. Revenues for the three months ended June 30, 1999 primarily consisted of $18.4 million in interest and other investment income, $5.0 million in gain on sale of investments and $4.3 million in asset management and resolution fees. The $0.2 million decrease in revenues from $28.7 million for the second quarter of 1998 to $28.5 million for the second quarter of 1999 was primarily comprised of a $1.6 million decrease in interest and other investment revenue offset, in part, by a $0.9 million increase in gain on sale and a $0.4 million increase in asset management and resolution fees. The decrease in interest and other investment revenue was due primarily to a decreased aggregate investment balance. The increase in gain on sale of loans and investments was due primarily to additional sales of assets. The increase in asset management and resolution fees was due primarily to increased special servicing and asset management contracts (primarily foreign management contracts).

     Operating expenses for the quarter ended June 30, 1999 primarily consisted of $7.6 million in interest expense, $5.1 million in personnel cost and $3.8 million in other general and administrative expenses. The $0.6 million increase in expenses from $16.9 million for the prior year period to $17.5 million for the quarter ended June 30, 1999 was due primarily to a $1.4 million increase in personnel expense and a $0.6 million increase in other general and administrative expenses related to business growth offset, in part, by a $1.0 million decrease in interest expense related to financing decreased investment balances.

     Commercial Mortgage Banking. Revenues for the quarter ended June 30, 1999 primarily consisted of $34.0 million in origination, underwriting and servicing revenues, $3.8 million in interest income and $3.4 million in gain on sale of loans. The $5.8 million decrease in revenues from $47.0 million for the prior year period to $41.2 million for the quarter ended June 30, 1999 related primarily to a $12.4 million decrease in interest income as a result of exiting the conduit operation as a principal thereby, holding reduced balances of mortgage loans held for sale and a $1.6 million decrease in other revenues as a result of exiting the AMRESCO Capital conduit joint venture. The decreases were offset, in part, by a $4.5 million increase in gain on sale of loans and a $3.7 million increase in origination, underwriting and servicing revenues due primarily to increased Holliday Fenoglio Fowler transaction volumes.

     Operating expenses for the quarter ended June 30, 1999 consisted of $21.6 million in personnel expense, $6.5 million of other general and administrative expense, $4.1 million of depreciation and amortization and $1.9 million of interest expense. The $6.4 million decrease in expenses from $40.5 million for the prior year quarter to $34.1 million for the quarter ended June 30, 1999 was due primarily to a $9.6 million reduction of interest expense related to financing reduced balances of commercial loans held for sale offset, in part, by a $2.2 million increase in depreciation and amortization due primarily to amortization of increased balances of mortgage servicing rights and a $1.4 million increase in personnel expense due primarily to acquisitions.

     Commercial Finance. Revenues for the three months ended June 30, 1999 primarily consisted of $31.7 million of interest income and $24.8 million of gain on securitization and sale of loans. The $25.7 million increase in revenues from $32.3 million for the prior year period to $58.0 million for the three months ended June 30, 1999 related primarily to a $14.5 million increase in interest and other investment income and a $9.4 million increase in gain on sale of loans. The increase in interest and other investment income was due primarily to increased balances of loans held by the real estate, communication and builder groups and loans held for sale by Independence Funding Company L.L.P. ("Independence Funding") and TeleCapital L.P. ("TeleCapital") (both businesses were acquired in mid-1998). The increase in gain on sale of loans was due primarily to an approximate $220.9 million small business loan securitization.

     Operating expenses for the quarter ended June 30, 1999 primarily consisted of $16.0 million of interest expense, $7.4 million of personnel expense, $4.4 million of other general and administrative expense and $2.3 million of depreciation and amortization offset, in part, by a $5.0 million provision for loan loss reversal. The $9.1 million increase in expenses from $16.0 million for the prior year period to $25.1 million for the quarter ended June 30, 1999 was due primarily to an increase of $7.4 million of interest expense related to the financing for increased levels of loans and loans held for sale, $3.8 million of personnel expense, $3.2 million of other general and administrative expenses and $1.4 million of depreciation and amortization related primarily to acquisitions. The increases were offset, in part, by a $6.8 million decrease in provision for loan losses primarily related to real estate and communications loans after the Company completed a review of its allowance for loan losses.

      Residential Mortgage Banking. Revenues of $14.8 million primarily consisted of cash gain on sale of loans of $14.1 million. Operating expenses of $25.7 million primarily consisted of $14.7 million of personnel expense (primarily commissions), $6.3 million of other general and administrative expenses and $3.8 million of depreciation and amortization.

      The VA has amended its rules to allow borrowers to refinance under the Interest Rate Reduction Refinance Loan ("IRRRL") program only if they are 30 days or less past due as compared to the previous rule of 90 days or less. If a borrower is greater than 30 days past due, the application must be submitted to the VA for underwriting. The Company has ceased its VA lending activities and began offering a fixed rate FHA product in June.

      Home Equity Lending. Revenues for the three months ended June 30, 1999 primarily consisted of $10.8 million of gains on whole loan sales, $5.2 million in interest income and $2.8 million in mortgage banking and servicing fees. The $44.8 million decrease in revenues from $64.4 million for the prior year period to $19.6 million for the quarter ended June 30, 1999 was due primarily to a $41.1 million decrease in interest income related to (i) holding reduced balances of loans held for sale and (ii) a $9.2 million write-down of retained interests in securitizations due to increased prepayment speeds and a $5.6 million decrease in gain on sale due to the discontinuance of the capital markets operation in late 1998.

     Operating expenses for the quarter ended June 30, 1999 primarily consisted of $10.4 million of personnel expense, $10.2 million of interest expense, $8.7 million of other general and administrative expense and $2.2 million of depreciation and amortization. Operating expenses decreased by $22.6 million from $54.4 million for the prior year period to $31.8 million for the quarter ended June 30, 1999. This decrease primarily consisted of $19.3 million of reduced interest expense, $3.6 million of reduced personnel expense and $3.5 million in reduced provision for loan and investment losses due primarily to holding reduced balances of mortgage loans held for sale and the discontinuance of the capital markets operation offset, in part, by a $3.1 million increase in other general and administrative expenses due primarily to AMRESCO Residential Mortgage Corporation retail expansion.

      Corporate, Other and Intercompany Eliminations. Revenues of $2.1 million for the three months ended June 30, 1999 primarily consisted of interest income from investments in residential mortgage backed securities. The $6.4 million decrease in expenses from $15.2 million for the prior year period to $8.8 million for the quarter ended June 30, 1999 was due primarily to decreased personnel and other general and administrative costs.

Six  Months Ended June 30, 1999 Compared to Six Months Ended June 30,
1998

      The Company reported a 6% increase in revenues from $316.0 million to $334.4 million due primarily to an increase in cash gain on sale of loans in residential mortgage banking (the acquired MIC operation). Operating income decreased from $55.1 million for the first six months of 1998 to $38.2 million for the first six months of 1999, or 31%, and net income decreased from $33.7 million to $22.3 million, or 34%. The decreases in operating income and net income were due primarily to the discontinuance of the home equity lending capital markets operation, discontinuance of the commercial mortgage conduit operations as a principal and a write-down of home equity lending retained interests in securitizations offset, in part, by a larger commercial finance gain on sale of loans and earnings from 1998 acquisitions. Diluted weighted average common shares outstanding increased 30% due primarily to an accrued stock earnout primarily related the Company's purchase of MIC and stock issued in acquisitions offset, partially, by share repurchases. Diluted earnings per share decreased 49% from $0.80 for the first six months of 1998 to $0.41 for the first six months of 1999.

     Asset Management. Revenues for the six months ended June 30, 1999 primarily consisted of $38.2 million in interest income, $10.6 million in gain on sale of investments and $9.2 million in asset management and resolution fees. The $4.2 million increase in revenues from $55.1 million for the first six months of 1998 to $59.3 million for the first six months of 1999 was primarily comprised of a $3.0 million increase in asset management and resolution fees. The increase in asset management and resolution fees was due primarily to increased special servicing and asset management contracts (primarily foreign management contracts).

     Operating expenses for the period ended June 30, 1999 primarily consisted of $15.4 million in interest expense, $9.9 million in personnel cost and $8.3 million in other general and administrative expenses. The $5.0 million increase in expenses from $29.9 million for the prior year period to $34.9 million for the six months ended June 30, 1999 was due primarily to a $3.3 million increase in personnel expense and a $2.1 million increase in other general and administrative expenses related to business growth.

     Commercial Mortgage Banking. Revenues for the six months ended June 30, 1999 primarily consisted of $56.6 million in origination, underwriting and servicing revenues, $9.0 million in interest income and $4.3 million in gain on sale of assets. The $18.5 million decrease in revenues from $88.4 million for the prior year period to $69.9 million for the six months ended June 30, 1999 relates primarily to a $20.2 million decrease in interest income as a result of exiting the conduit operation as a principal thereby holding reduced balances of mortgage loans held for sale and a $6.4 million decrease in other revenues as a result of exiting the AMRESCO Capital conduit joint venture offset, in part, by a $4.8 million increase in gain on sale of loans and a $3.4 million increase in origination, underwriting and servicing revenues due primarily to increased transaction volumes over the prior year period.

     Operating expenses for the six months ended June 30, 1999 consisted of $40.7 million in personnel expense, $12.9 million of other general and administrative expense, $7.1 million of depreciation and amortization and $3.5 million of interest expense. The $10.5 million decrease in expenses from $74.7 million for the prior year period to $64.2 million for the six months ended June 30, 1999 was due primarily to a $17.9 million reduction of interest expense related to financing reduced balances of commercial loans held for sale offset, in part, by a $3.8 million increase in depreciation and amortization due primarily to amortization of increased balances of mortgage servicing rights and a $3.1 million increase in personnel expense due primarily to expanded operations.

     Commercial Finance. Revenues for the six months ended June 30, 1999 primarily consisted of $57.9 million of interest income and $32.1 million of gain on securitization and sale of loans. The $44.8 million increase in revenues from $47.8 million for the prior year period to $92.6 million for the three months ended June 30, 1999 related primarily to a $27.9 million increase in interest and other investment income and a $15.1 million increase in gain on sale of loans. The increase in interest and other investment income was due primarily to increased balances of loans held by the real estate, communication and builder groups and loans held for sale by Independence Funding and TeleCapital (both businesses were acquired in mid-1998). The increase in gain on sale of loans was due primarily to $262.1 million of small business loan securitizations completed in the first six months of 1999.

     Operating  expenses  for  the six months  ended  June  30,  1999 primarily consisted of $30.2 million of interest expense, $13.6 million of personnel expense, $7.6 million of other general and administrative expense and $4.6 million in depreciation and amortization. The $23.3 million increase in expenses from $28.5 million for the prior year period to $51.8 million for the six months ended June 30, 1999 was due primarily to an increase of $15.9 million of interest expense related to the financing for increased levels of loans held for sale and $7.2 million of personnel expense, $4.7 million of other general and administrative expenses and $3.0 million of depreciation and amortization related primarily to expanded operations. The expense increases were offset, in part, by a $7.5 million decrease in the provision for loan losses.

      Residential Mortgage Banking. Revenues of $53.6 million consisted primarily of cash gain on sale of loans of $51.2 million. Operating expenses of $53.0 million primarily consisted of $33.2 million in personnel expense (primarily commissions), $11.8 million in other general and administrative expenses and $5.8 million in depreciation and amortization.

     Home Equity Lending. Revenues for the six months ended June 30, 1999 primarily consisted of $24.4 million of gains on whole loan sales, $23.4 million in interest income and $5.6 million in mortgage banking and servicing fees. The $65.1 million decrease in revenues from $119.7 million for the prior year period to $54.6 million for the six months ended June 30, 1999 was due primarily to a $60.8 million decrease in interest income related to holding reduced balances of loans held for sale due to the discontinuance of the capital markets operation and a $7.9 million decrease in gain on sale also due to the discontinuance of the capital markets operation in late 1998.

     Operating  expenses  for  the six months  ended  June  30,  1999 primarily consisted of $22.4 million of interest expense, $21.4 million of personnel expense, $18.6 million of other general and administrative expense, $4.2 million of depreciation and amortization and $3.1 million of provisions for loan losses. Operating expenses decreased by $30.2 million from $99.8 million for the prior year period to $69.6 million for the six months ended June 30, 1999. This decrease primarily consisted of $30.5 million of reduced interest expense and a $5.5 million decrease in provision for loan and investment losses due primarily to holding reduced balances of mortgage loans held for sale and a $3.6 million decrease in personnel expenses due primarily to the discontinuance of the capital markets operation offset, in part, by a $7.9 million increase in other general and administrative expenses and a $1.5 million increase in depreciation and amortization due primarily to AMRESCO Residential Mortgage Corporation expansion.

      Corporate, Other and Intercompany Eliminations. Revenues of $4.3 million for the six months ended June 30, 1999 primarily consisted of interest income from investments in residential mortgage backed securities. The $5.4 million decrease in expenses from $28.0 million for the prior year period to $22.6 million for the six months ended June 30, 1999 was due primarily to a $5.5 million decrease in personnel expense and a $2.9 million decrease in general and administrative expenses.

Liquidity and Capital Resources

      Cash and cash equivalents totaled $59.8 million at June 30, 1999. Cash flows provided by operating activities plus principal collections on loans, asset portfolios and asset-backed securities totaled $541.4 million for the first six months of 1999 compared to $133.4 million for the same period in 1998. The variance from the prior period was due primarily to net cash receipts from retained interests in securitizations of $182.6 million ($138.0 million was received from a net interest margin transaction, the proceeds of which were used to pay down existing debt) as compared to a prior year period use of cash for retained interests in securitizations of $65.6 million, a lower balance of loans held for sale and related warehouse debt due primarily to the Company exiting the capital intensive home equity lending capital markets operation and a $79.3 million income tax receivable receipt related to 1998 losses. The following table is a summary of selected cash flow activity and debt ratios during the first six months of 1999 and 1998 (dollars in thousands):

                                                        1999        1998
 Net cash provided by (used in) operating activities $ 235,870    $(173,995)
 Net cash used in investing activities                (106,738)    (318,821)
 Net cash provided by (used in) financing activities  (135,736)     502,001
 Other financial measures:
  Cash flow from operations and collections on
  loans, asset portfolios and asset-backed securities  541,406      133,425
  Cash provided by new capital and borrowings (used
  in repayment), net (excluding warehouse loans
  payable)                                            (135,769)     496,541
  Cash used for purchase of asset portfolios,
  asset-backed securities, mortgage servicing rights
  and originations of loans                           (384,632)    (594,521)
  EBITDA (1)                                           146,718      176,560
  Interest coverage ratio (2)                              1.7x         1.6x

The following table is a summary of selected debt ratios as of June 30, 1999 and December 31, 1998:

                                              1999     1998
Ratio of total debt to equity                2.5:1     3.7:1
Ratio of core debt to equity (3)             2.1:1     2.7:1

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

(2) Interest coverage ratio means the ratio of earnings before interest, taxes, depreciation and amortization to interest expense.

(3)  Excludes indebtedness under warehouse lines of credit.

     The following table shows the components of the Company's capital structure, including certain short-term debt, as of June 30, 1999 and December 31, 1998 (dollars in millions):


                                        1999              1998
                                               % of               % of
                                  Dollars      Total    Dollars    Total
Shareholders' equity              $ 697.5        29%    $ 585.4       21%
Senior notes                         57.2 (1)     2        57.5        2
Senior subordinated notes           580.1         24      580.2       21
Mortgage warehouse loans            286.5         11      587.4       21
Notes payable                       822.5         34      957.9       35
Total                            $2,443.8        100%  $2,768.4      100%

  (1)  Repaid in full July 1, 1999.

      Total assets decreased $0.3 billion to $2.6 billion at June 30, 1999 from $2.9 billion at December 31, 1998. The decrease was due primarily to sales of loans held for sale and a sale of retained interests in securitization through a net interest margin transaction offset, in part, by an increase in intangibles due to acquisition earnouts.

     On  July  1,  1999, the Company repaid the entire $57.2  million balance of its 8.75% Senior Notes Due July 1, 1999. The Company believes it has sufficient liquidity to meet its obligations, including any then outstanding obligation related to the short-term portion ($167.5 million) of the Credit Agreement due in August 1999 and funding requirements to maintain its operations at the currently reduced investment pace. The primary sources of liquidity currently include internally generated funds, additional availability under the Credit Agreement, to the extent described above, the warehouse facilities and cash balances. In addition, the Company is seeking to renew a portion of the short-term facility and to obtain third party financing for certain assets which, if successful, would result in additional capacity under the Credit Agreement.

     See Note 2, "Notes Payable and Other Debt", included in "Item 1. Financial Statements" for a discussion of changes in the Company's debt facilities since December 31, 1998.

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

Other Matters

      The actual weighted average annual prepayment rate on the Company's home equity securitizations was 27.2% for the period from inception of each security through May 31, 1999, which is higher than originally projected and resulted in a $9.2 million write-down of home equity retained interests in securitizations during the second quarter of 1999. The weighted average annual prepayment rate on the Company's home equity securitizations is modeled to be 28.6% for the next twelve months. Prepayment rates on the Company's franchise and small business loan securitizations are in line with expectations. Current valuations take into account the change in prepayment assumptions as well as other assumptions influenced by market conditions. The discount rate used to value the retained interests is influenced primarily by volatility and predictability of the underlying cash flows which generally become more certain as the securities season. The weighted-average discount rate used to value the Company's retained interests at June 30, 1999 was 17.4%. The Company has utilized, for initial valuation purposes, a 20% discount rate on its home equity securitizations, discount rates ranging from 18% - 20% for its commercial finance franchise loan securitizations and a 15% discount rate on its commercial finance small business loan securitizations. The lower discount rates on the commercial finance securitizations were due to the reduced risk resulting from a borrower cross-collateralization feature in these securitizations. Retained interests in securitizations at June 30, 1999 consisted of $275.4 million of home equity loan interests, $105.7 million of commercial finance loan interests and $1.4 million related to a commercial mortgage whole loan sale.

      In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133". This statement has delayed the effective date for SFAS 133 for one year, to fiscal years beginning after June 15, 2000 and the Company does not foresee early adoption of the standard.

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

      As is the case with most other companies, the actions the Company can take to avoid any adverse effects from the failure of companies, particularly those in the second group, to become Year 2000 ready is extremely limited. However, the Company has communicated with those companies that have significant business relationships with the Company, particularly those in the first group, to determine their Year 2000 readiness status and the extent to which the Company could be affected by any of their Year 2000 readiness issues. In connection with this process, the Company has sought to obtain written representations and other independent confirmations of Year 2000 readiness from the third parties with whom the Company has material contracts. Responses from all third parties having material contracts with the Company have not been received. In addition to contacting these third parties, where there are direct interfaces between the Company's systems and the systems of these third parties in the first group, the Company conducted testing in the second quarter of 1999 in conformance with the guidelines of the Federal Financial Institutions Examination Council. Based on responses received and testing to date, it is not currently anticipated that the Company will be materially affected by any third party Year 2000 readiness issues.

      For all business-critical systems interfaces, readiness was achieved by June 30, 1999. Replacement providers believed to be compliant have been identified for significant third party providers that did not complete their Year 2000 initiatives.

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

      The Company does not anticipate that it will incur material expenditures in connection with any modifications necessary to achieve Year 2000 readiness. The Company incurred approximately $1.0 million of costs related to its Year 2000 initiative through June 30, 1999 and does not anticipate incurring any significant additional costs in the future with respect to the initiative. These cost estimates do not include costs associated with internal resources assigned to the initiative.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosure

      The  Company  is  subject to interest  rate  risk  due  to  the
Company's balance sheet being primarily comprised of loans and interest bearing investments primarily financed by LIBOR based notes payable and warehouse loans payable and fixed rate subordinated debt. The Company manages this risk by striving to balance its origination and mortgage banking activities with its asset management and servicing operations which are generally counter cyclical in nature. In addition, the Company is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to hedge against changes in interest rates. The Company may reduce its exposure to fluctuations in interest rates by creating offsetting positions through the use of derivative financial instruments. Derivatives are used to lower funding costs, to diversify sources of funding or to alter interest rate exposures arising from mismatches between assets and liabilities. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the
Company  party  to  highly  leveraged derivatives.   These  financial
instruments include interest rate cap agreements, put options and forward and futures contracts. The instruments involve, to varying degrees, elements of interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company controls the risk of its hedging agreements, interest rate cap agreements and forward and futures contracts through approvals, limits and monitoring procedures.

      As part of its interest rate risk management process, the Company performs various sensitivity analyses that quantify the net financial impact of changes in interest rates on its interest rate sensitive assets, liabilities and derivative portfolio. The analyses incorporate scenarios under which the assets, liabilities and derivatives are valued based upon their projected discounted cash flows or market values as provided by Bloomberg quotations adjusted for certain selected hypothetical changes in interest rates. Included in the analyses are pre-payment rates, discount rates, credit losses and effects related to re-pricing. The following are the Company's interest rate sensitivity analyses as of June 30, 1999:

     Retained Interests in Securitization (trading):

 Change in                     Hypothetical   Hypothetical
Interest Rates  Fair Value       Change($)     Change (%)
     10%          $395.4          $ 12.9          3.4%
      0            382.5               -            -
    (10)           365.6           (16.9)        (4.4)

      A hypothetical increase in interest rates is projected to decrease loan pre-payments increasing the fair value of the retained interests. This increase is projected to more than offset a decrease in fair value of the retained interests caused by higher market interest rates.

     Other than Trading:

 Change in                   Hypothetical  Hypothetical
Interest Rates  Fair Value     Change($)     Change(%)
     10%          $621.7       $(0.5)          (0.1)%
      0            622.2           -              -
    (10)           622.9         0.7            0.1

      The other than trading category includes loans held for sale, loans and asset portfolios, asset backed securities, mortgage backed securities, derivative positions, senior notes, senior subordinated notes and the amount outstanding under the Company's Credit Agreement to the extent the fair value could be affected by a widening of spreads. In an increasing interest rate environment, the Company projects the fair value of its asset and derivative portfolio to decrease offset, in part, by a fair value reduction in its debt obligations.

Foreign Exchange Risk

      Foreign exchange risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments. When the Company buys or sells a foreign currency or a financial instrument denominated in a currency other than US dollars, exposure exists from a net open currency position. Until the position is covered by selling or buying an equivalent amount of the same currency or by entering into a financing arrangement denominated in the same currency, the Company is exposed to a risk that the exchange rate may move against it. As of June 30, 1999, the Company has offset any material exposure to foreign exchange risk by entering into financing arrangements denominated in the currency of its foreign investments.

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

                     PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a vote of Security Holders.

     On May 19, 1999, the Company held its 1999 Annual Meeting of stockholders at which the following matters were considered and voted upon:

     (a)  Election of Directors

          Three persons were elected as Class III Directors for a three year term ending at the Annual Meeting of Stockholders after the close of the fiscal year ending in 2001 or until their successors have been duly elected.

                        SHARES           SHARES
  NOMINEE              VOTED FOR        WITHHELD
Richard L. Cravey      39,730,692       1,001,274
Gerald E. Eickhoff     39,717,327       1,014,639
Robert H. Lutz, Jr.    39,717,058       1,014,908

     (b)  Appointment of Deloitte & Touche LLP

          A proposal to appoint Deloitte & Touche LLP as the Company's independent public accountants for 1999 was approved. The number of shares voting for the proposal:
          40,548,686; shares against the proposal: 97,741; shares abstaining: 86,139.

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

                                   AMRESCO, INC.
                                   Registrant


Date:   August  9,  1999      By:  /s/Barry  L. Edwards
                                   Barry L. Edwards
                                   Executive Vice President
                                   and Chief Financial Officer