Form 10-Q
period 1999-09-30
AMRESCO INC
filed 1999-11-12
CIK 225569

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q

      (Mark One)
      [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

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

 48,771,303 shares of common stock, $.05 par value per share, as of
                          November 5, 1999.




                            AMRESCO, INC.
                                INDEX


                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - September 30, 1999 and
December 31, 1998                                          3

Consolidated Statements of Operations - Three and
Nine Months Ended September 30, 1999 and 1998              4

Consolidated Statement of Shareholders' Equity - Nine
Months Ended September 30, 1999                            5

Consolidated Statements of Cash Flows - Nine Months
Ended September 30, 1999 and 1998                          6

Notes to Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations             10

Item 3.  Quantitative and Qualitative Disclosures
About Market Risk                                         21

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                 23

SIGNATURE                                                 23



                   PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements


                            AMRESCO, INC.
                     CONSOLIDATED BALANCE SHEETS
               (In thousands, except for share amounts)

                                                                 September 30,  December31,
                                                                      1999         1998
                                                                  (Unaudited)
                       ASSETS
Cash and cash equivalents                                          $  93,831     $ 66,422
Loans and asset portfolios, net                                    1,022,784      943,119
Loans held for sale, net                                             464,589      694,397
Retained interests in securitizations - trading (at fair value)      317,768      538,977
Asset-backed securities - available for sale (at fair value)         120,519      141,181
Mortgage servicing rights, net of accumulated amortization of
 $12,686 and $3,872                                                   80,545       49,387
Intangible assets, net of accumulated amortization of
 $65,384 and $34,470                                                 348,535      262,815
Deferred income taxes                                                 49,271       30,755
Premises and equipment, net of accumulated depreciation
 of $18,265 and $16,769                                               20,516       23,223
Accounts receivable, net of reserves of $617 and $696                 21,478       20,683
Income taxes receivable                                                            65,937
Other assets                                                          84,908       81,814
TOTAL ASSETS                                                      $2,624,744   $2,918,710

                LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable                                                  $   19,865   $   43,280
Accrued employee compensation and benefits                            24,700       28,420
Notes payable                                                        874,997      957,871
Senior subordinated notes                                            580,090      580,179
Senior notes                                                                       57,500
Warehouse loans payable                                              425,876      587,426
Other liabilities                                                     79,311       78,627
Total liabilities                                                  2,004,839    2,333,303

SHAREHOLDERS' EQUITY:
Common stock, $0.05 par value, authorized 150,000,000
shares; 49,795,642 and 49,099,135 shares issued                        2,491        2,456
Capital in excess of par                                             546,599      543,871
Common stock to be issued for earnouts                                87,548
Treasury stock, $0.05 par value, 1,024,339 shares in 1999 and 1998   (17,363)     (17,363)
Accumulated other comprehensive loss                                  (7,798)     (12,651)
Unamortized stock compensation                                        (5,980)      (4,981)
Retained earnings                                                     14,408       74,075
Total shareholders' equity                                           619,905      585,407
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $2,624,744   $2,918,710

           See notes to consolidated financial statements.

                            AMRESCO, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data)
                             (Unaudited)


                                                       Three Months Ended    Nine Months Ended
                                                          September 30,       September 30,
                                                          1999     1998      1999       1998

  REVENUES:
   Interest and other investment income (loss)       $  (7,096)  $117,344   $128,209  $302,295
   Gain on sale of loans and investments, net            3,038     56,714    125,512   116,397
   Mortgage banking and servicing fees                  38,353     40,293    103,135    96,273
   Unrealized loss on mortgage loans held for sale                (40,571)             (40,571)
   Asset management and resolution fees                  5,863      6,601     15,043    13,433
   Other revenues (losses)                                (247)      (342)     2,431     8,252
    Total revenues                                      39,911    180,039    374,330   496,079

  EXPENSES:
   Personnel                                            69,215     63,688    200,250   156,964
   Interest                                             40,436     70,711    124,917   182,704
   Other general and administrative                     33,702     31,830     90,532    64,469
   Provision for loan and asset portfolio losses           146      5,166        (18)   18,731
   Depreciation and amortization                        13,967      7,309     38,007    16,740
   Impairment of intangible asset                        8,651                 8,651
    Total expenses                                     166,117    178,704    462,339   439,608

  Income (loss) before income taxes                   (126,206)     1,335    (88,009)   56,471
  Income tax expense (benefit)                         (44,197)       577    (28,342)   22,004
  NET INCOME (LOSS)                                 $  (82,009)  $    758  $ (59,667) $ 34,467

Earnings (loss) per share:
Basic                                               $    (1.71)  $   0.02  $   (1.25) $   0.82
Diluted                                                  (1.71)      0.02      (1.25)     0.80

Weighted average number of common shares outstanding
Basic                                                   47,931     44,280     47,818    41,921
Diluted                                                 47,931     45,443     47,818    43,297

           See notes to consolidated financial statements.


                            AMRESCO, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                Nine Months Ended September 30, 1999
                  (In thousands, except par value)
                             (Unaudited)



                             Common Stock
                           $0.05 par value
                                                                          Accumulated
                           Number of        Capital in                        Other               Compr.     Total
                            Shares           Excess of          Treasury   Comprehen.   Retained  Income  Shareholders'
                                     Amount    Par      Other    Stock    Income(Loss)  Earnings  (Loss)     Equity
(s)                        (c)
JANUARY 1, 1999              49,099  $2,456  $543,871  $(4,981) $(17,363)   $(12,651)   $ 74,075             $585,407

Comprehensive loss:
Net loss                                                                                 (59,667) $(59,667)
Other comprehensive
income, net of tax:
Unrealized gain on
securities (net of $1,223 Tax)                                                  1,906                1,906
Realized loss on securities
(net of $101 tax)                                                                 447                  447
Foreign currency translation
adjustments (net of $1,598 tax)                                                 2,500                2,500
Other comprehensive income                                                                           4,853
Comprehensive loss                                                                                $(54,814)   (54,814)
Issuance of common stock
for earnout                     27       1      194                                                               195
Exercise of stock options        4               34                                                                34
(including tax benefit)
Issuance of common stock for
unearned stock compensation    708      36    6,598   (6,634)
Purchase of subsidiary
stock price change                           (4,049)                                                            (4,049)
Amortization of unearned
stock compensation                                     5,084                                                     5,084
Common stock to be issued
 for earnouts                                         87,548                                                    87,548
Other                          (42)     (2)      (49)     551                                                      500

SEPTEMBER 30, 1999          49,796  $2,491  $546,599  $81,568   $(17,363)  $ (7,798)  $ 14,408                 $617,905

           See notes to consolidated financial statements.

                            AMRESCO, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in thousands)
                             (Unaudited)
                                                            Nine Months Ended
                                                              September 30,
                                                              1999        1998
OPERATING ACTIVITIES:
Net income (loss)                                            $ (59,667)    $ 34,467
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Gain on sale of loans and investments                         (125,512)    (116,397)
Unrealized loss on retained interests in securitizations        90,000
Unrealized loss on mortgage loans held for sale                              40,571
Depreciation and amortization                                   38,007       16,740
Impairment of intangible asset                                   8,651
Accretion of interest income, net                              (19,153)     (10,323)
Provisions for loan and asset portfolio losses                     (18)      18,731
Deferred income taxes                                          (18,516)     (14,055)
Other                                                            9,713        2,207
Increase (decrease) in cash for changes in (exclusive of
assets and liabilities acquired in business combinations):
Loans held for sale, net                                       304,727   (1,302,580)
Retained interests in securitizations                          179,586     (134,183)
Other assets                                                   (12,963)     (20,838)
Accounts payable                                               (23,415)       4,776
Income taxes payable/receivable                                 66,665      (18,718)
Warehouse loans payable                                       (161,550)   1,187,256
Other liabilities and accrued compensation and benefits         (8,174)      34,655
Net cash provided by (used in) operating activities            268,381     (277,691)
INVESTING ACTIVITIES:
Origination of loans and purchase of asset portfolios         (530,627)    (698,763)
Collections on loans and asset portfolios                      475,828      463,942
Purchase of asset-backed securities - available for sale                   (115,702)
Proceeds from sale of and collections on asset-backed
securities - available for sale                                 13,995       22,572
Origination and purchase of mortgage servicing rights          (39,163)     (17,979)
Purchase of subsidiaries                                       (23,965)     (61,579)
Other                                                            3,347      (11,541)
Net cash used in investing activities                         (100,585)    (419,050)
FINANCING ACTIVITIES:
Net proceeds from notes payable and other debt                 812,753    1,424,253
Repayment of notes payable and other debt                     (953,194)  (1,158,031)
Proceeds from issuance of senior subordinated notes, net
of issuance costs                                                           320.828
Proceeds from common stock offering                                         147,524
Other                                                               54      (11,229)
Net cash provided by (used in) financing activities           (140,387)     723,345
Net increase in cash and cash equivalents                       27,409       26,604
Cash and cash equivalents, beginning of period                  66,422       25,866
Cash and cash equivalents, end of period                    $   93,831   $   52,470
SUPPLEMENTAL DISCLOSURE:
Interest paid                                               $  140,765   $  170,660
Common stock to be issued for earnouts                          87,548
Common stock issued for unearned stock compensation, net         6,128        6,015
Income taxes paid                                                4,948       27,228
Common stock issued for the purchase of subsidiaries
and earnouts                                                       195      107,026

           See notes to consolidated financial statements

                            AMRESCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1999
                             (Unaudited)

1.   Basis of Presentation

      The accompanying unaudited consolidated financial statements of AMRESCO, INC. and subsidiaries (the "Company") have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

2.   Notes Payable and Other Debt

Revolving Credit Agreement

      On February 28, 1999, the Company entered into a Third Modification of the Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by NationsBank, N.A., as administrative agent, and Credit Suisse First Boston, as syndication agent, to modify certain financial covenants and to make certain other changes.

       On  August  12,  1999,  the  Company  entered  into  a  Fourth
Modification of the Credit Agreement to increase the long-term revolving facility by $30.0 million to $532.5 million and to make certain other changes.

      On September 29, 1999, the Company entered into a Fifth Modification of the Credit Agreement to modify the Credit Agreement to adjust the definition of consolidated earnings before interest, taxes, depreciation and amortization ("Consolidated EBITDA"), to allow for certain losses and write-downs and to make certain other changes.

     As of September 30, 1999, the maximum amount currently available under the Credit Agreement is $600.0 million, subject to certain requirements such as a contractually determined advance percentage applied to each asset that is pledged as collateral ("asset coverage test"). The long term revolving facility of $532.5 million terminates August 12, 2001 and the term loan commitment of $67.5 million terminates August 12, 2003. The $167.5 million short term revolving facility terminated August 11, 1999. At September 30, 1999, $543.3 million was outstanding under the Credit Agreement.

Notes Payable

     On May 1, 1999, a wholly-owned subsidiary of the Company entered into a Financing Agreement (the "Financing Agreement") in which approximately $111.4 million of loans made by such subsidiary to small-to-medium sized local and regional home building companies were financed by Adjustable Rate Home Builder Loan Notes issued through the means of a private securitization. The notes bear interest at London Interbank Offered Rate plus 0.95% to 1.30% depending upon classification with the outstanding principal amount, if any, payable in full on May 25, 2007. At September 30, 1999, $111.4 million was outstanding under the Financing Agreement.

Senior Notes

      On July 1, 1999, the Company repaid the entire $57.2 million balance of its 8.75% Senior Notes.

Warehouse Loans Payable

      On January 11, 1999, a wholly-owned subsidiary of the Company entered into a Master Repurchase Agreement (the "Repurchase Agreement") with Bear Stearns Home Equity Trust ("Bear Stearns") for an amount not to exceed $250.0 million for the sale and repurchase of certain home equity loans. At September 30, 1999, no amount was outstanding under the Repurchase Agreement.

      On March 31, 1999, a wholly-owned subsidiary of the Company entered into an amendment of a Secured Note (the "Small Business Facility") to redefine the maturity date of the Small Business Facility as December 31, 1999. At September 30, 1999, $114.7 million was outstanding under the Small Business Facility.

      On March 31, 1999, a wholly-owned subsidiary of the Company entered into an amendment of a Secured Note (the "Franchise Facility") to redefine the maturity date of the Franchise Facility as December 31, 1999. At September 30, 1999, $53.0 million was outstanding under the Franchise Facility.

      On March 31, 1999, a wholly-owned subsidiary of the Company entered into an amendment of a Secured Note (the "Leasing Facility") to redefine the maturity date of the Leasing Facility as December 31, 1999. At September 30, 1999, no amount was outstanding under the Leasing Facility.

      On March 31, 1999, a wholly-owned subsidiary of the Company entered into an Amended and Restated Master Repurchase Agreement (the "Master Repurchase Agreement") with Prudential Securities Credit Corporation ("Prudential") to redefine the termination date as December 31, 1999. At September 30, 1999, there was no amount outstanding under the Repurchase Agreement. On October 1, 1999, the Master Repurchase Agreement was terminated.

      On April 14, 1999, a wholly owned subsidiary of the Company entered into a Fifth Amendment to the Amended and Restated Warehousing Credit and Security Agreement (the "Security Agreement") with Residential Funding Corporation ("RFC") to redefine the commitment amount as $300.0 million. At September 30, 1999, $14.8 million was outstanding under the Security Agreement.

      On June 30, 1999, a wholly-owned subsidiary of the Company entered into a Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans (the "Master Agreement") with Lehman Commercial Paper Inc., ("Lehman") for the sale and repurchase of certain mortgage loans. At September 30, 1999, $15.7 million was outstanding under the Master Agreement. On September 20, 1999, the Master Agreement was modified by a Letter Agreement ("Letter Agreement") to provide financing for certain exception loans, as defined in the Letter Agreement. At September 30, 1999, $174.3 million was outstanding related to the Letter Agreement.

3.   Shareholders' Equity

      On January 15, 1999, February 23, 1999, March 15, 1999, May 19,
1999 and August 23, 1999, the Company issued options to employees to purchase approximately 255,000, 25,000, 40,000, 88,000 and 18,100 shares, respectively, of common stock at market price at the date of issuance. On March 15, 1999, May 19, 1999 and June 7, 1999, the Company issued approximately 674,000, 27,000 and 7,000 restricted shares of the Company's common stock (the March 15, 1999 issuance vests over a two year term and the May 19, 1999 and the June 7, 1999 issuances vest over a three year term) to employees.

      The Company has accrued the value of common stock to be issued related to certain business acquisition purchase contracts. The number of shares included in weighted average diluted shares outstanding related to such purchase contracts is determined at the end of each reporting period based upon the then current market price until the shares are actually issued. The value of the common stock to be issued, which totaled $87.5 million, was accrued at September 30, 1999.

      Under the original Agreement and Plan of Merger (the "Original Agreement") to purchase Mortgage Investors Corporation ("MIC"), the former owners of MIC were to receive an earnout payment of between $70.0 million and $105.0 million over a three year period with the payments structured to be paid 82% in the Company's common stock and 18% in cash. Effective April 12, 1999, the Original Agreement was amended (the "Amended Agreement") to fix the earnout payment at $105.0 million with payments remaining at 82% in the Company's common stock and 18% in cash. Additionally, under the Amended Agreement, the Company did not exercise its option to effect redemption of the earnout prior to September 30, 1999. The Original Agreement called for the issuance of a portion of the common stock consideration on April 30, 1999, which is now delayed until at least March 31, 2000, provided that the issuance of common stock in respect of the earnout may be deferred under certain circumstances. As of September 30, 1999, $86.1 million was accrued as common stock to be issued for the stock portion of the earnout related to the Amended Agreement.

4.   Segments

      The following represents the Company's reportable segment position as of and for the three and nine months ended September 30, 1999 and 1998 (unaudited, in thousands):

                                     Three Months Ended September 30,
     1999
                                      Commercial             Residential    Home
                              Asset    Mortgage  Commercial    Mortgage    Equity
                            Management  Banking    Finance   Banking (1)  Lending(2)   All Other  Eliminations   Total
Revenues (losses)
from external sources         $27,193  $41,266    $39,000    $  7,401   $ (68,444) (3) $ (6,505) $      _      $ 39,911
Gain (loss) on sale of
loans and investments, net      6,512    1,218      3,640       7,220      (7,076)       (8,476)                  3,038
Interest expense                7,437    1,652     15,359         468       9,138         6,382                  40,436
Depreciation and amortization     213    4,212      2,367       4,206       2,063           906                  13,967
Operating income (loss)        10,295    4,189     10,902     (13,311)   (114,536) (3)  (23,745)               (126,206)

     1998
                                        Commercial            Residential    Home
                              Asset      Mortgage  Commercial   Mortgage     Equit
                            Management   Banking     Finance  Banking (1)  Lending(2)   All Other  Eliminations   Total
Revenues from external
sources                       $29,186  $ 23,300     $34,440    $18,891      $70,735     $ 3,487     $       _   180,039
Gain (loss) on sale of
loans and investments, net      2,200   (35,417) (5)  8,252     18,202       22,906 (5)                          16,143
Interest expense                9,673    14,493      11,656        529       30,382       3,978                  70,711
Depreciation and amortization     216     1,998       1,818        827        1,718         732                   7,309
Operating income (loss)        10,574   (34,324)     12,170      7,860       13,387      (8,332)                  1,335


                                      Nine Months Ended September 30,
     1999
                                       Commercial            Residential     Home
                               Asset    Mortgage  Commercial   Mortgage     Equity
                             Management  Banking    Finance  Banking (1)  Lending (2)   All Other  Eliminations    Total
Revenues (losses) from
external sources            $ 86,499   $111,197  $ 131,621  $ 61,013     $ (13,812) (4) $ (2,188) $       _   $  374,330
Gain (loss) on sale of
loans and investments, net    17,130      5,556     35,750    58,387        17,317        (8,628)                125,512
Interest expense              22,794      5,195     45,566     2,660        31,574        17,128                 124,917
Depreciation and amortization    603     11,268      7,012    10,063         6,229         2,832                  38,007
Operating income (loss)       34,663      9,902     51,703   (12,710)     (129,531) (4)  (42,036)                (88,009)
Segment assets               373,981      7,821    621,557   164,370       242,489     1,898,610   (684,084)   2,624,744

     1998
                                        Commercial            Residential   Home
                               Asset     Mortgage  Commercial   Mortgage    Equit
                             Management  Banking     Finance  Banking (1) Lending (2)   All Other  Eliminations    Total
Revenues from external
sources                     $ 84,255  $ 111,732     $ 82,193   $ 18,891   $   190,391     $8,617           -    $ 496,079
Gain on sale of loans and
investments, net              13,002    (35,848) (5)  25,291     18,202        55,179 (5)                          75,826
Interest expense              24,752     35,937       26,012        529        83,298      12,176                 182,704
Depreciation and amortization    610      5,248        3,435        827         4,400       2,220                  16,740
Operating income (loss)       35,709    (20,574)      31,416      7,860        33,245     (31,185)                 56,471
Segment assets               292,694    993,084      364,935     89,781     1,610,918   1,971,126   (538,143)   4,784,395

(1) Acquired operations August 11, 1998. In July 1999, the Company ceased its VA refinancing activities and shifted production to FHA streamlined refinancing.
(2)  Discontinued bulk purchases and correspondent operations in late
   1998.
(3) Includes a $78.0 million write-down of retained interests in securitizations due primarily to sustained loss, default and pre-payment rates as well as increased balance and term requirements for over-collateralization balances.
(4) Includes a $90.0 million write-down of retained interests in securitizations.
(5) Includes $34.1 million and $6.5 million of unrealized losses for commercial mortgage banking and home equity lending, respectively.

5.   Comprehensive Income

      The Company's total comprehensive earnings were as follows (in thousands):

                                                     Three Months              Nine Months Ended
                                                  Ended September 30,           September 30,
                                                    1999        1998            1999     1998
   NET INCOME (LOSS)                              $(82,009)  $      758       $(59,667)   $ 34,467
  Other comprehensive income (loss, net of tax:
   Unrealized gains (losses) on securities:
   Unrealized gains (losses) on securities,
    net of taxes of $778, ($8,232), $1,223 and
    ($8,756), respectively                           1,222      (12,877)         1,906     (13,696)
   Realized losses (gains) on securities,
    net of taxes of $51, $101 and
    ($3,126), respectively                              80                         447      (4,889)
  Foreign currency translation adjustments,
   net of taxes of $819, ($185), $1,598
   and ($522), respectively                          1,281         (289)         2,500        (817)
  Other comprehensive income (loss) net of tax       2,583      (13,166)         4,853     (19,402)
   COMPREHENSIVE INCOME (LOSS)                    $(79,426)    $(12,408)      $(54,814)   $ 15,065

6.   Subsequent Events

     On November 5, 1999, the Company sold nine communications loans, the proceeds of which were used to pay down debt under the Credit Agreement. As part of this transaction, the Company entered into an agreement to permanently reduce the long-term revolving facility by $84.4 million to $448.1 million and to reduce the term loan commitment amount by $10.6 million to $56.9 million. As of November 5, 1999, the maximum amount currently available under the Credit Agreement was $505.0 million, subject to certain requirements such as a contractually determined advance percentage applied to each asset that is pledged as collateral under the asset coverage test.

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

       Revenues from the Company's asset management activities primarily consist of earnings on asset portfolios, gains on sale of investments, and fees charged for the management of asset portfolios and for the successful resolution of the assets within such asset portfolios. The Company's revenues from its commercial mortgage banking activities are primarily earned from fees generated by the
(i) origination and underwriting of commercial real estate mortgage loans, (ii) servicing of loans and (iii) placement of commercial real estate mortgage loans with permanent investors, interest earned on loans held for sale and gain from origination and sale of loans. Revenues from the Company's commercial finance business are primarily earned from (i) interest and fees on real estate structured finance activities, communications finance activities, loans to franchisees of nationally recognized restaurant, hospitality, service organizations and other small business owners and loans to single family residential contractors, (ii) accrued earnings on retained interests in securitizations and (iii) gains on the securitization and sale of loans. Revenues from the Company's residential mortgage banking activities consist primarily of cash gains from sales of FHA and VA streamlined re-financed loans. Revenues from the Company's home equity lending activities primarily consist of interest earned on originated home equity loans, accrued earnings on retained interests in securitizations, cash gains from whole-loan sales of home equity loans and fees generated by the origination, underwriting and servicing of home equity loans. Corporate and other revenues primarily consist of interest earned on investments in residential mortgage backed securities and other miscellaneous income. Corporate and other expenses primarily include corporate personnel, overhead and unallocated interest expense.

      The Company continues in discussion with, and working towards a definitive agreement with, Lend Lease (US) Services ("Lend Lease"). Lend Lease is considering purchasing the asset management, commercial mortgage banking and real estate structured finance platforms. There can be no assurance given that a definitive agreement will be entered into.

Results of Operations

      The following discussion and analysis presents the significant changes in results of operations of the Company for the three and nine months ended September 30, 1999 and 1998 by segment. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

                                                   Three Months Ended        Nine Months Ended
(in thousands, except per share data)                 September 30,            September 30,
                                                   1999         1998           1999      1998
Revenues:
   Asset management                              $ 27,193    $  29,186       $ 86,499   $ 84,255
   Commercial mortgage banking                     41,266       23,300        111,197    111,732
   Commercial finance                              39,000       34,440        131,621     82,193
   Residential mortgage banking                     7,401       18,891         61,013     18,891
   Home equity lending                            (68,444)      70,735        (13,812)   190,391
   Corporate, other and intercompany eliminations  (6,505)       3,487         (2,188)     8,617
     Total revenues                                39,911      180,039        374,330    496,079
Operating expenses:
   Asset management                                16,898       18,612         51,836     48,546
   Commercial mortgage banking                     37,077       57,624        101,295    132,306
   Commercial finance                              28,098       22,270         79,918     50,777
   Residential mortgage banking                    20,712       11,031         73,723     11,031
   Home equity lending                             46,092       57,348        115,719    157,146
   Corporate, other and intercompany eliminations  17,240       11,819         39,848     39,802
     Total operating expenses                     166,117      178,704        462,339    439,608
Operating income (loss):
   Asset management                                10,295       10,574         34,663     35,709
   Commercial mortgage banking                      4,189      (34,324)         9,902    (20,574)
   Commercial finance                              10,902       12,170         51,703     31,416
   Residential mortgage banking                   (13,311)       7,860        (12,710)     7,860
   Home equity lending                           (114,536)      13,387       (129,531)    33,245
   Corporate, other and intercompany eliminations (23,745)      (8,332)       (42,036)   (31,185)
     Total operating income (loss)               (126,206)       1,335        (88,009)    56,471
Income tax expense (benefit)                      (44,197)         577        (28,342)    22,004
Net income (loss)                               $ (82,009)  $      758      $ (59,667)  $ 34,467

Earnings (loss) per share:
 Basic                                          $   (1.71)  $     0.02      $   (1.25)  $   0.82
 Diluted                                            (1.71)        0.02          (1.25)      0.80
Weighted average shares outstanding:
 Basic                                             47,931       44,280         47,818     41,921
 Diluted                                           47,931       45,443         47,818     43,297

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

      The Company reported a 78% decrease in revenues from $180.0 million to $39.9 million. The decrease in revenues was due primarily to strong results from our commercial businesses (asset management, commercial mortgage banking and commercial finance) being more than offset by the performance by our consumer businesses (residential mortgage banking and home equity lending). The decrease was due primarily to reduced interest income and gain on sale resulting from
(i) a $78.0 million non-cash write-down of home equity lending retained interests in securitizations as a result of increased loss and delinquency rates and sustained pre-payment levels as well as increased levels of, and term requirements for, over-collateralization balances, (ii) the Company holding reduced balances of mortgage loans held for sale as a result of the discontinuance of the home equity lending capital markets operation and the commercial mortgage banking conduit operation as a principal and (iii) a decrease in home equity lending and residential mortgage banking originations and mark-to-market write-downs and losses on residential mortgage backed securities and underwriting deviant loans held for sale offset, in part, by third quarter 1998 revenues including a $40.6 million unrealized loss on mortgage loans held for sale. Operating income decreased from $1.3 million for the third quarter of 1998 to a $126.2 million loss for the third quarter of 1999 and net income decreased from $0.8 million for the third quarter of 1998 to an $82.0 million loss in the third quarter of 1999. The decreases in operating income and net income were due primarily to the reasons previously noted as well as a $10.9 million write-off of goodwill and other assets related to the Company making the decision to discontinue the home equity lending branch retail operation as the remaining home equity lending business transitions to a joint venture. These decreases were offset, in part, by decreased interest expense resulting from the discontinuance of the home equity lending capital markets operation and the commercial mortgage conduit operation as a principal and a third quarter 1998 unrealized loss on mortgage loans held for sale. Diluted weighted average common shares outstanding increased 5% due primarily to common shares issued in acquisitions offset, in part, by share repurchases. Diluted shares did not include shares accrued for earnouts as of September 30, 1999, as their effect to diluted loss per share would have been anti-dilutive. Diluted earnings per share decreased from $0.02 for the third quarter of 1998 to a loss per share of $1.71 for the third quarter of 1999.

     Asset Management. Revenues for the three months ended September 30, 1999 primarily consisted of $15.5 million in interest and other investment income, $6.5 million in gain on sale of investments and $5.9 million in asset management and resolution fees. The $2.0 million decrease in revenues from $29.2 million for the third quarter of 1998 to $27.2 million for the third quarter of 1999 was primarily comprised of a $5.9 million decrease in interest and other investment revenue offset, in part, by a $4.3 million increase in gain on sale of loans and investments. The decrease in interest and other investment revenue was due primarily to a decreased aggregate investment balance as the Company has substantially curtailed its reinvestment activities. The increase in gain on sale of loans and investments was due primarily to sales of loans and real estate.

     Operating expenses for the quarter ended September 30, 1999 primarily consisted of $7.4 million in interest expense, $5.1 million in personnel cost and $4.1 million in other general and administrative expenses. The $1.7 million decrease in expenses from $18.6 million for the prior year period to $16.9 million for the quarter ended September 30, 1999 was due primarily to a $2.2 million decrease in interest expense related to financing decreased investment balances.

     Commercial Mortgage Banking. Revenues for the quarter ended September 30, 1999 primarily consisted of $34.4 million in origination, underwriting and servicing revenues, $5.6 million in interest income and $1.2 million in gain on sale of loans. The $18.0 million increase in revenues from $23.3 million for the prior year period to $41.3 million for the quarter ended September 30, 1999 was primarily comprised of a $34.1 million unrealized loss being recorded in the third quarter of 1998, a $2.6 million increase in gain on sale and a $1.1 million increase in income from equity affiliate offset, in part, by a $16.9 million decrease in interest income and a $2.9 million decrease in origination, underwriting and servicing revenues. The increases in revenues from the prior year quarter were due primarily to $37.9 million of aggregate losses on mortgage loans held for sale and losses from equity affiliate being recorded in 1998. The decrease in interest income was due primarily to the Company exiting the conduit operation as a principal, thereby holding reduced balances of mortgage loans held for sale, and the decrease in origination, underwriting and servicing revenues was due primarily to decreased AMRESCO Capital originations.

     Operating expenses for the quarter ended September 30, 1999 consisted of $23.6 million in personnel expense, $7.6 million of other general and administrative expense, $4.2 million of depreciation and amortization and $1.7 million of interest expense. The $20.5 million decrease in expenses from $57.6 million for the prior year quarter to $37.1 million for the quarter ended September 30, 1999 was primarily comprised of a $12.8 million decrease in interest expense, an $8.4 million decrease in other general and administrative expenses and a $1.6 million decrease in personnel expenses offset, in part, by a $2.2 million increase in depreciation and amortization expense. The decreases in expenses from the prior year period were due primarily to the discontinuance of the commercial mortgage conduit operation as a principal and a $6.5 million settlement fee being recorded in the prior year quarter. The increase in depreciation and amortization was due primarily to amortization expense related to holding increased balances of mortgage servicing rights.

      Commercial Finance. Revenues for the three months ended September 30, 1999 primarily consisted of $33.5 million of interest income, $3.6 million of gain on securitization and sale of loans and $1.8 million of origination and underwriting fees. The $4.6 million increase in revenues from $34.4 million for the prior year period to $39.0 million for the three months ended September 30, 1999 was primarily comprised of $8.3 million increase in interest and other investment income offset, in part, by a $4.6 million decrease in gain on sale of loans. The increase in interest and other investment income was due primarily to increased balances of loans held by the real estate, communication and builder groups and loans held for sale by business lending (included in the business lending group are
Independence Funding Company L.L.P. ("Independence Funding") and TeleCapital L.P. ("TeleCapital") which were acquired in mid-1998). The decrease in gain on sale of loans was due primarily to the completion of an approximate $70.0 million small business administration ("SBA") securitization in the third quarter of 1999 as opposed to an approximate $114.8 million franchise loan securitization in the prior year quarter.

     Operating  expenses  for the quarter ended  September  30,  1999 primarily consisted of $15.4 million of interest expense, $7.2 million of personnel expense, $2.9 million of other general and administrative expense and $2.4 million of depreciation and amortization. The $5.8 million increase in expenses from $22.3 million for the prior year period to $28.1 million for the quarter ended September 30, 1999 was primarily comprised of $3.7 million of interest expense, $2.2 million of personnel expense and $1.1 million of other expenses offset, in part, by a $1.2 million decrease in provision for loan losses. The increase in interest expense was due primarily to financing increased balances of loans and loans held for sale and the increases to other expenses were due primarily to acquisitions and business expansion. The provision for loan losses, related primarily to real estate and communications loans, was decreased after the Company completed a review of the adequacy of its provisions.

     Residential Mortgage Banking. Revenues for the quarter ended September 30, 1999 primarily consisted of $7.2 million of cash gain on sale of loans. The $11.5 million decrease in revenues from $18.9 million for the prior year period to $7.4 million for the quarter ended September 30, 1999 related primarily to decreased originations as a result of the Company re-focusing its primary operation from refinancing Veteran's Administration ("VA") loans to refinancing Federal Housing Administration ("FHA") loans and the effect of operating in an increasing interest rate environment. The change in focus was due to the VA amending its rules to allow borrowers to refinance under the Interest Rate Reduction Refinance Loan ("IRRRL") program only if they are 30 days or less past due as compared to the previous rule of 90 days or less.

      Operating expenses for the quarter ended September 30, 1999 consisted of $11.3 million in personnel expense, $4.8 million of other general and administrative expense and $4.2 million of depreciation and amortization. The $9.7 million increase in expenses from $11.0 million for the prior year quarter to $20.7 million for the quarter ended September 30, 1999 was due primarily to the line of business being in existence for only a portion of the third quarter of 1998 as MIC was purchased on August 11, 1998. Given the current low origination levels, various operating expenses have been reduced, including an approximate 300 person reduction in personnel from the September 30, 1999 level.

      Home Equity Lending. Revenues for the three months ended September 30, 1999 primarily consisted of a $63.9 million interest and other investment loss and a $7.1 million loss on sale of loans offset, in part, by $2.1 million in mortgage banking and servicing fees. The $139.1 million decrease in revenues from $70.7 million for the prior year period to a $68.4 million loss for the quarter ended September 30, 1999 was primarily comprised of a $109.4 million decrease in interest revenue and a $36.5 million decrease in gain on sale of loans offset, in part, by a $6.5 million unrealized loss on mortgage loans held for sale recorded in the third quarter of 1998. The decrease in other investment income was due primarily to a $78.0 million non-cash write-down of retained interests in securitizations recorded in the current quarter and the discontinuance of the home equity lending capital markets business in late 1998 which resulted in holding reduced balances of loans held for sale. The decrease in gain on sale was due also to the discontinuance of the capital markets operation in late 1998 and a third quarter 1999 $9.5 million write-down and loss on sale of loans that lacked adequate documentation for securitization.

     The non-cash write-down of retained interests in securitizations of $78.0 million during the third quarter of 1999 was based upon the Company's valuation model which reflected increased loss severity (33.4% versus 25.2% previous quarter), prepayments (25.4% versus 17.9% previous quarter), delinquencies (2.8% constant default rate from 2.3% constant default rate previous quarter) and over-collateralization balance requirements. The Company is expecting losses to decrease as loans are liquidated, however, should losses continue at current levels, additional write-downs would be likely.

     Operating expenses for the quarter ended September 30, 1999 primarily consisted of $15.1 million of other general and administrative expense, $11.2 million of personnel expense, $9.1 million of interest expense and $8.7 million of goodwill impairment. Operating expenses decreased by $11.2 million from $57.3 million for the prior year period to $46.1 million for the quarter ended September 30, 1999. The decrease primarily consisted of $21.2 million of reduced interest expense, $4.2 million of reduced personnel expense and $3.6 million in reduced provision for loan and investment losses offset, in part, by an $8.7 million goodwill impairment  and  an  $8.8  million  increase  in  other  general  and administrative expenses. Interest expense, personnel expense and provision for loan losses decreased due primarily to the discontinuance of the capital markets operation and the goodwill impairment and the increases in other general and administrative expenses were due primarily to the closure of the Company's retail branches as this operation transitions to a joint venture.

      Corporate, Other and Intercompany Eliminations. Revenues for the quarter ended September 30, 1999 primarily consisted of an $8.5 million loss on investments related to a write-down of residential mortgage backed securities due to poor performance offset, in part, by $1.9 million of interest income from residential mortgage backed securities. The $5.4 million increase in expenses from $11.8 million for the prior year period to $17.2 million for the quarter ended September 30, 1999 was due primarily to increased personnel and interest expense.

      Income Taxes. As of September 30, 1999, the Company had a deferred tax asset of $49.3 million, a substantial portion of which was generated from the current quarter loss. The Company must have future taxable income to realize this asset and management anticipates the recorded net deferred tax asset will be realized in the normal course of business.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

      The Company reported a 25% decrease in revenues from $496.1 million for the year-to-date period ended September 30, 1998 to $374.3 million for the year-to-date period ended September 30, 1999 due primarily to a $174.1 million decrease interest and other investment income offset, in part, by a $40.6 million unrealized loss on mortgage loans held for sale recorded in the prior year-to-date period. Operating income decreased from $56.5 million for the first nine months of 1998 to an $88.0 million loss for the first nine months of 1999 and net income decreased from $34.5 million for the first nine months of 1998 to a $59.7 million loss for the first nine months of 1999. As with the results for the third quarter, year-to-date 1999 decreases were due primarily to strong performance by the commercial businesses being more than offset by the performance of the consumer businesses. The home equity lending decrease was due primarily to $90.0 million of non-cash write-downs of retained interests in securitization recorded during the first nine months of 1999, the Company making the decision to discontinue the capital market and branch retail operations and losses and write-downs on underwriting deviant loans held for sale. The residential mortgage banking decrease was due primarily to decreased originations as a result of the Company re-focusing its primary operation from refinancing VA loans to refinancing FHA loans and operating in an increasing interest rate environment. Such decreases were offset, in part, by commercial mortgage banking income for the current year-to-date period as compared to losses in the prior year-to-date period and increased net interest income and gain on sale of loans recorded by commercial finance. Diluted weighted average common shares outstanding increased 10% due primarily to common shares issued in acquisitions offset, in part, by share repurchases. Diluted shares did not include shares accrued for earnouts as of September 30, 1999, as the effect of including such shares in diluted loss per share would have been anti-dilutive. The loss for the year-to-date period resulted in a decrease from diluted earnings per share of $0.80 for the first nine months of 1998 to a $1.25 diluted loss per share for the first nine months of 1999.

     Asset Management. Revenues for the nine months ended September 30, 1999 primarily consisted of $53.7 million of interest income, $17.1 million of gain on sale of investments and $15.0 million in asset management and resolution fees. The $2.2 million increase in revenues from $84.3 million for the first nine months of 1998 to $86.5 million for the first nine months of 1999 was primarily comprised of a $4.1 million increase in gain on sale and a $3.7 million increase in asset management and resolution fees offset, in part by a $5.0 million decrease in interest and other investment income. The increase in gain on sale was due primarily to sales of investments and real estate. The increase in asset management and resolution fees was due primarily to increased special servicing and asset management contracts (primarily foreign management contracts) and the decrease in interest and other investment income was due primarily to holding reduced balances of investments.

     Operating expenses for the period ended September 30, 1999 primarily consisted of $22.8 million in interest expense, $15.1 million in personnel cost and $12.4 million in other general and administrative expenses. The $3.3 million increase in expenses from $48.5 million for the prior year period to $51.8 million for the nine months ended September 30, 1999 was due primarily to a $4.4 million increase in personnel expense and a $1.8 million increase in other general and administrative expenses related to business growth offset, in part, by a $2.0 million decrease in interest expense related to a reduced average debt balance.

     Commercial Mortgage Banking. Revenues for the nine months ended September 30, 1999 primarily consisted of $91.0 million in origination, underwriting and servicing revenues, $14.6 million in interest income and $5.6 million in gain on sale of assets. The $0.5 million decrease in revenues from $111.7 million for the prior year period to $111.2 million for the nine months ended September 30, 1999 was comprised of a $37.1 million reduction of interest income and a $5.2 million reduction of income from equity affiliate offset, in part, by an increase from prior year revenues due to a $34.1 million unrealized loss recorded in 1998 and a $7.3 million increase in gain on sale of loans. The decrease in interest income was due primarily to exiting the conduit operation as a principal thereby holding reduced balances of mortgage loans held for sale and the decrease in income from equity affiliate was a result of exiting the AMRESCO Capital conduit joint venture. The increase in gain on sale of loans was due primarily to increased originated mortgage servicing right gains over the prior year period.

     Operating expenses for the nine months ended September 30, 1999 consisted of $64.3 million in personnel expense, $20.6 million of other general and administrative expense, $11.2 million of depreciation and amortization and $5.2 million of interest expense. The $31.0 million decrease in expenses from $132.3 million for the prior year period to $101.3 million for the nine months ended September 30, 1999 was comprised primarily of $30.7 million of interest expense and $7.8 million of other general and administrative expenses offset, in part, by a $6.0 million increase in depreciation and amortization expense and a $1.5 million increase in personnel expense. The decrease in interest expense was due primarily to financing reduced balances of commercial loans held for sale as a result of exiting the conduit operation as a principal and the decrease in other general and administrative expense was also due primarily to exiting the conduit operation as a principal. The increase in depreciation and amortization was due primarily to amortizing increased balances of mortgage servicing rights and the increase in personnel expense was due primarily to an increase in commission expense.

      Commercial Finance. Revenues for the nine months ended September 30, 1999 primarily consisted of $91.4 million of interest income, $35.8 million of gain on securitization and sale of loans and $4.3 million of origination and underwriting fees. The $49.4 million increase in revenues from $82.2 million for the prior year period to $131.6 million for the nine months ended September 30, 1999 was comprised primarily of a $36.1 million increase in interest income, a $10.5 million increase in gain on sale of loans and a $2.8 million increase in origination and underwriting fees. The increase in interest and other investment income was due primarily to increased balances of loans held by the real estate, communication and builder groups and loans held for sale by the business lending group (which includes Independence Funding and TeleCapital which were acquired in mid-1998). The increase in gain on sale of loans was due primarily to $328.7 million of securitizations and sales of small business and SBA loans completed in the first nine months of 1999 as compared to $247.5 million of securitizations and sales of small business loans for the first nine months of 1998.

     Operating expenses for the nine months ended September 30, 1999 primarily consisted of $45.6 million of interest expense, $20.7 million of personnel expense, $10.5 million of other general and administrative expense and $7.0 million of depreciation and amortization. The $29.1 million increase in expenses from $50.8 million for the prior year-to-date period to $79.9 million for the nine months ended September 30, 1999 was comprised primarily of an increases of $19.5 million of interest expense, $9.4 million of personnel expense, $5.2 million of other general and administrative expenses and $3.6 million of depreciation and amortization offset, in part by an $8.6 million decrease in the provision for loan losses. The increase in interest expense was due primarily to the additional financing required to support increased levels of loans and loans held for sale and the remaining increases over the prior year-to-date period were due primarily to expanded operations. The decrease in provision for loan losses was due primarily to the Company reducing its provisions following a periodic review of its allowance for loan losses.

     Residential Mortgage Banking. Revenues for the first nine months of 1999 of $61.0 million consisted primarily of cash gain on sale of loans of $58.4 million and interest income of $2.6 million. The $42.1 million increase in revenues from $18.9 million for the period from August 11, 1998 (the date of purchase of MIC) to September 30, 1998 was due primarily to a $40.2 million increase in gain on sale of loans and a $1.9 million increase in interest income. The increases were due primarily to conducting operations during a brief period in the prior year-to-date period as compared to a full nine months of operations in 1999. Operating expenses for the nine months ended September 30, 1999 primarily consisted of $44.5 million of personnel expense (primarily commissions), $16.5 million of other general and administrative expenses, $10.1 million of depreciation and amortization and $2.7 million of interest expense. The $62.7 million increase in expenses from $11.0 million for the period from August 11, 1998 to September 30, 1998 to $73.7 million for the nine months ended September 30, 1999 were also due to a brief term of operations in the prior year-to-date period.

  The business segment incurred a $12.7 million operating loss for the first nine months of 1999 due primarily to a shortfall in originations as a result of the Company re-focusing its primary operation from refinancing VA loans to refinancing FHA loans and operating in an increasing interest rate environment. The change in focus was due to the VA amending its rules to allow borrowers to refinance under the IRRRL program only if they are 30 days or less past due as compared to the previous rule of 90 days or less.

      Home Equity Lending. Revenues for the nine months ended September 30, 1999 primarily consisted of $40.4 million of interest and other investment losses, $17.3 million of cash gains on whole loan sales and $7.7 million of mortgage banking and servicing fees. The $204.2 million decrease in revenues from $190.4 million for the prior year-to-date period to a $13.8 million loss for the nine months ended September 30, 1999 was comprised primarily of a $170.2 million decrease in interest and other investment income and a $44.4 million decrease in gain on sale of loans offset, in part, by a $6.5 million unrealized loss recorded in the prior-year-to-date period and a $3.5 million increase in origination and servicing fees. The decrease in interest income was due primarily to a $90.0 million non-cash write-down of retained interests in securitizations in the current year and holding reduced balances of loans held for sale due to the discontinuance of the capital markets operation in late 1998. The decease in gain on sale was due primarily to the discontinuance of the capital markets operation in late 1998 and $9.5 million of losses and write-downs of underwriting deviant loans held for sale during 1999. The increase in origination and servicing fees was due primarily to an increased servicing portfolio.

     Operating expenses for the nine months ended September 30, 1999 consisted of $33.8 million of other general and administrative expense, $32.6 million of personnel expense, $31.6 million of interest expense, $8.6 million of goodwill impairment, $6.2 million of depreciation and amortization and $2.8 million of provisions for loan losses. Operating expenses decreased by $41.4 million from $157.1 million for the prior year period to $115.7 million for the nine months ended September 30, 1999. This decrease primarily consisted of $51.7 million of reduced interest expense, a $9.2 million decrease in provision for loan and investment losses and a $7.7 million decrease in personnel expenses offset, in part, by a $16.7 million increase in other general and administrative expenses and an $8.7 million goodwill impairment. The decreases were due primarily to the discontinuance of the capital markets operation resulting in holding reduced balances of mortgage loans held for sale. The increases in other general and administrative expenses and the goodwill impairment were due primarily to expenses related to the Company making the decision to terminate its branch retail operations as the remaining home equity business transitions to a joint venture. As part of the transition the Company wrote-off $8.7 million of goodwill related to the branch retail operation.

      Corporate, Other and Intercompany Eliminations. Revenues for the nine months ended September 30, 1999 primarily consisted of an $8.6 million loss on sale of investments primarily related to an $8.5 million write-down of residential mortgage backed securities offset, in part, by $6.3 million of interest income from investments in residential mortgage backed securities. Operating expenses remained stable with a $5.0 million increase in interest expense for first nine months of 1999 from the first nine months of 1998 being offset by a $4.3 million decrease in general and other administrative expenses and a $1.2 million decrease in personnel expense.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $93.8 million at September 30, 1999. Cash flows provided by operating activities plus principal collections on loans, asset portfolios, asset-backed securities and mortgage servicing rights totaled $763.0 million for the first nine months of 1999 compared to $208.8 million for the same period in 1998. The variance from the prior period was due primarily to net cash receipts from retained interests in securitizations of $179.6 million ($138.0 million was received from a net interest margin transaction, the proceeds of which were used to pay down existing debt) for the first nine months of 1999 as compared to a prior year period use of cash for retained interests in securitizations of $134.2 million, a lower balance of loans held for sale and related warehouse debt due primarily to the Company exiting the capital intensive home equity lending capital markets operation and a $79.3 million income tax receivable receipt related to 1998 losses. The following table is a summary of selected cash flow activity and debt ratios during the first nine months of 1999 and 1998 (dollars in thousands):

                                                                    1999       1998
Net cash provided by (used in) operating activities               $ 268,381  $(277,691)
Net cash used in investing activities                              (100,585)  (419,050)
Net cash provided by (used in) financing activities                (140,387)   723,345
Other financial measures:
Cash flow from operations and collections on loans, asset
portfolios, asset-backed securities and mortgage servicing rights   762,965    208,823
Cash provided by new capital and borrowings (used in repayment),
net (excluding warehouse loans payable)                            (140,466)   734,574
Cash used for purchase of asset portfolios, asset-backed
securities, mortgage servicing rights and originations of loans    (569,790)  (832,444)
EBITDA (1)                                                          83,566     255,915
Interest coverage ratio (2)                                            0.7x        1.4x

The following table is a summary of selected debt ratios as of September 30, 1999 and December 31, 1998:

                                                1999     1998
Ratio of total debt to equity                  3.0:1     3.7:1
Ratio of core debt to equity (3)               2.3:1     2.7:1

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

     The following table shows the components of the Company's capital structure, including certain short-term debt, as of September 30, 1999 and December 31, 1998 (dollars in millions):


                                     1999              1998
                                         % of                 % of
                                Dollars  Total    Dollars     Total
Shareholders' equity            $  619.9  25%     $  585.4     21%
Senior notes                                          57.5 (1)  2
Senior subordinated notes          580.1  23         580.2     21
Mortgage warehouse loans           425.9  17         587.4     21
Notes payable                      875.0  35         957.9     35
Total                           $2,500.9 100%     $2,76804    100%

  (1)  Repaid in full July 1, 1999.

     Total assets decreased $0.3 billion to $2.6 billion at September 30, 1999 from $2.9 billion at December 31, 1998. The decrease was due primarily to sales of loans held for sale, a sale of home equity lending retained interests through a net interest margin transaction and a non-cash write-down of home equity lending retained interests in securitization offset, in part, by an increase in loans by commercial finance and intangibles due to acquisition earnouts.

     On  July  1,  1999, the Company repaid the entire $57.2  million balance of its 8.75% Senior Notes Due July 1, 1999. The Company believes it has sufficient liquidity to meet its obligations and funding requirements to maintain its operations at the currently reduced investment pace. The primary sources of liquidity currently include internally generated funds, additional availability under the Credit Agreement, the warehouse facilities and cash balances.

     See Note 2, "Notes Payable and Other Debt", included in "Item 1. Financial Statements" for a discussion of changes in the Company's debt facilities since December 31, 1998.

     On November 5, 1999, the Company closed the sale of nine communications loans the proceeds of which were used to pay down debt under the Credit Agreement. As part of this transaction, the Company permanently reduced the total commitment under the Credit Agreement by $95.0 million to $505.0 million. Additionally, the Company is considering the disposal of certain other assets, including the potential sale to Lend Lease, to further pay down the Credit Agreement. As of November 5, 1999, approximately $46.7 million was available under the Credit Agreement as determined by the asset coverage test and $407.1 million was outstanding.

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

Other Matters

      The actual weighted average annual prepayment rate on the Company's home equity securitizations was 30.3% for the period from inception of each security through August 31, 1999, which is higher than originally projected and together with increased losses and a change in assumption estimates to reflect these rates going forward, a $78.0 million non-cash write-down of home equity retained interests in securitizations was recorded during the third quarter of 1999 bringing total year-to-date write-downs of home equity retained interests to $90.0 million The weighted average annual prepayment rate on the Company's home equity securitizations is estimated to be 29.0% for the next twelve months. Prepayment rates on the Company's franchise and small business loan securitizations are in line with expectations. Current valuations take into account the change in prepayment assumptions as well as other assumptions influenced by market conditions. The discount rate used to value the retained interests is influenced primarily by volatility and predictability of the underlying cash flows which generally become more certain as the securities season. The weighted-average discount rate used to value the Company's retained interests at September 30, 1999 was 17.4%.
The Company has utilized, for initial valuation purposes, a 20% discount rate on its home equity securitizations, discount rates ranging from 18% - 20% for its commercial finance franchise loan securitizations, a 15% discount rate on its commercial finance small business loan securitizations and an 18% discount rate on its commercial finance SBA loan securitizations. The lower discount rates on the commercial finance securitizations were due to the reduced risk resulting from a borrower cross-collateralization feature in these securitizations. Retained interests in securitizations at September 30, 1999 consisted of $206.0 million of home equity loan interests, $110.3 million of commercial finance loan interests and $1.5 million related to a commercial mortgage whole loan sale.

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

The Company's Year 2000 Initiative

      The Company has been conducting a comprehensive Year 2000 initiative with respect to its internal business-critical systems since mid-1997. This initiative encompasses information technology ("IT") systems and applications, as well as non-IT systems and
equipment  with  embedded  technology,  such  as  fax  machines   and
telephone systems, which may be impacted by the Year 2000 problem. Business-critical systems encompass internal accounting systems, including general ledger, accounts payable and financial reporting applications; cash management systems; loan servicing systems; and decision support systems; as well as the underlying technology required to support the software. The initiative includes assessing, remediating or replacing, testing and upgrading the Company's business-critical IT systems with the assistance of a consulting firm that specializes in Year 2000 readiness. Based upon this initiative, and the testing done to date, the Company does not anticipate any material difficulties in achieving Year 2000 readiness with respect to its internal business-critical systems, and the Company achieved that Year 2000 readiness with respect to virtually all its internal business-critical systems by March 31, 1999.

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

      For all business-critical systems interfaces, readiness was achieved by September 30, 1999. Replacement providers believed to be compliant have been identified for significant third party providers that did not complete their Year 2000 initiatives.

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

      The Company has incurred approximately $1.0 million of costs related to its Year 2000 initiative through September 30, 1999 and does not anticipate incurring any significant additional costs. These cost estimates do not include costs associated with internal resources assigned to the initiative.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosure

      The  Company  is  subject to interest  rate  risk  due  to  the
Company's balance sheet being primarily comprised of loans and interest bearing investments primarily financed by London Interbank Offered Rate based notes payable and warehouse loans payable and fixed rate subordinated debt. The Company manages this risk by striving to balance its origination and mortgage banking activities with its asset management and servicing operations which are generally counter cyclical in nature. In addition, the Company is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to hedge against changes in interest rates. The Company may reduce its exposure to fluctuations in interest rates by creating offsetting positions through the use of derivative financial instruments. Derivatives are used to lower funding costs, to diversify sources of funding or to alter interest rate exposures arising from mismatches between assets and liabilities. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company party to highly leveraged derivatives. These financial instruments include interest rate cap agreements, put options and forward and futures contracts. The instruments involve, to varying degrees, elements of interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company controls the risk of its hedging agreements, interest rate cap agreements and forward and futures contracts through approvals, limits and monitoring procedures.

      As part of its interest rate risk management process, the Company performs various sensitivity analyses that quantify the net financial impact of changes in interest rates on its interest rate sensitive assets, liabilities and derivative portfolio. The analyses incorporate scenarios under which the assets, liabilities and derivatives are valued based upon their projected discounted cash flows or market values as provided by Bloomberg quotations adjusted for certain selected hypothetical changes in interest rates. Included in the analyses are pre-payment rates, discount rates, credit losses and effects related to re-pricing. The following are the Company's interest rate sensitivity analyses as of September 30, 1999:

     Retained Interests in Securitization (trading):

  Change in                 Hypothetical  Hypothetical
Interest Rates  Fair Value     Change($)    Change(%)
    10%          $322.6       $   4.8          1.5%
     0            317.8             -            -
   (10)           300.0         (17.8)        (5.6)

      A hypothetical increase in interest rates is projected to decrease loan pre-payments increasing the fair value of the retained interests. This increase is projected to more than offset a decrease in fair value of the retained interests caused by higher market interest rates.

     Other than Trading:

 Change in                   Hypothetical   Hypothetical
Interest Rates  Fair Value    Change ($)     Change (%)
    10%           $832.5         $ 1.6          0.2%
     0             830.9             -            -
   (10)            827.2          (3.7)        (0.4)

      The other than trading category includes loans held for sale, loans and asset portfolios, asset backed securities, mortgage backed securities, mortgage servicing rights, derivative positions, senior subordinated notes and the amount outstanding under the Company's Credit Agreement to the extent the fair value could be affected by a widening of spreads. In an increasing interest rate environment, the Company projects the fair value of its debt obligations to reduce offset, in part, by a fair value reduction in its asset and derivative portfolios.

Foreign Exchange Risk

      Foreign exchange risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments. When the Company buys or sells a foreign currency or a financial instrument denominated in a currency other than US dollars, exposure exists from a net open currency position. Until the position is covered by selling or buying an equivalent amount of the same currency or by entering into a financing arrangement denominated in the same currency, the Company is exposed to a risk that the exchange rate may move against it. As of September 30, 1999, the Company has offset any material exposure to foreign exchange risk by entering into financing arrangements denominated in the currency of its foreign investments.

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

                     PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits and Exhibit Index

          Exhibit No.
          10.(a) Fourth Modification of Credit Agreement between
                 AMRESCO, INC. , as borrower, Bank of America, N.A., formerly NationsBank, N.A. as administrative agent and Credit Suisse First Boston as syndication agent for the "Lenders"
          10.(b) Fifth Modification of Credit Agreement between
                 AMRESCO, INC. , as borrower, Bank of America, N.A., formerly NationsBank, N.A. as administrative agent and Credit Suisse First Boston as syndication agent for the "Lenders"
          10.(c) Agreement regarding application of sale proceeds to the Credit Agreement between AMRESCO, INC. , as borrower, Bank of America, N.A., formerly NationsBank, N.A. as administrative agent and Credit Suisse First Boston as syndication agent for the "Lenders"

          11     Computation of Per Share Earnings.

          27     Financial Data Schedule.

     (b)  Reports on Form 8-K

          None.

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMRESCO, INC.
                                   Registrant


Date:   November  10,  1999           By:  /s/Barry  L. Edwards
                                           Barry L. Edwards
                                           Executive Vice President
                                           and Chief Financial Officer