Form 10-K
period 1999-12-31
AMRESCO INC
filed 2000-03-31
CIK 225569

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                       ________________________
                               FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
               For The Fiscal Year Ended December 31, 1999
                                    OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 0-8630

                             AMRESCO, INC.
        (Exact name of registrant as specified in its charter)

             Delaware                             59-1781257
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)

 700 N. Pearl St. Ste 1900 LB 342 Dallas, TX      75201-7424
  (Address of principal executive offices)        (zip code)
  Registrant's telephone number, including area code: (214) 953-7700

      Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
        Title of Each Class                      on which Registered
        10% Senior Subordinated Notes due 2003   New York Stock Exchange
        10% Senior Subordinated Notes due 2004   New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:

           Shares of common stock, par value $0.05 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

      As of March 22, 2000, 48,750,156 shares of the registrant's common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of March 22, 2000, was approximately $70,000,000.

                  DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on May 25, 2000, are incorporated by reference in Part III hereof.

                                PART I

Item 1.   Business

General

      AMRESCO, INC., a Delaware corporation (the "Company"), is a diversified financial services company specializing in real estate lending, commercial finance and the acquisition, resolution and servicing of performing, underperforming and nonperforming commercial loans. The Company began operations in 1987 providing asset management and resolution services to governmental agencies, financial institutions and others relating to nonperforming and underperforming commercial and real estate loans. In early 1994, the Company made the decision to diversify its business lines and build "franchise"
business units that could use the Company's core real estate management and lending expertise to pursue growth in markets that were being underserved by traditional lenders. Since that time, the Company entered the commercial mortgage banking, commercial finance, residential mortgage lending and loan servicing businesses and oriented its asset management activities towards direct investments in asset portfolios and the special servicing of large portfolios of asset-backed securities.

Business Activities

      During 1999, the Company's primary businesses were organized along the following lines: commercial finance, asset management, commercial mortgage banking, residential mortgage banking and home equity lending. Financial information regarding the Company's operating segments is presented in Note 15 of the Notes to
Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data." Additional financial information regarding the Company's operating segments is presented in "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations".

Recent Developments

     Since December 31, 1998, the Company has entered into a number of transactions that will affect the Company's future operations, business strategy and operating results. The following is a summary of these events.

Formation of Home Equity Joint Venture With Lehman Brothers

     Effective as of June 30, 1999, the Company formed a joint venture with Lehman Capital, a division of Lehman Brothers Holdings Inc., and various entities related to Lehman Capital (collectively, "Lehman"). Formation of the joint venture, now known as Finance America LLC ("Finance America"), represents the completion of the Company's previously announced plan to exit the home equity subprime mortgage finance business. Finance America took over the subprime home equity mortgage origination and sale business previously conducted by the Company's subsidiary, AMRESCO Residential Mortgage Corporation ("ARMC"), other than certain retail branches which have now been closed. The transaction allows the Company to cap its future investment in the home equity mortgage business, partner with a major investment bank that is substantially involved in the home equity mortgage business, both as a lender and as an investment banker, and retain an equity upside opportunity. As part of the transaction, the Company entered into a number of transaction agreements summarized below.

      In connection with the formation of Finance America, the Company contributed substantially all of the operating assets of ARMC (but excluding working capital items) and cash aggregating $3.75 million. In addition, substantially all the persons employed by ARMC in connection with the origination and sale of loans were hired by Finance America. ARMC retained substantially all of its liabilities, other than certain contractual or other obligations associated with the assets conveyed to Finance America, and its loan servicing operations. Lehman agreed to fund various credit facilities, including a warehouse facility to finance loan originations and purchases by Finance America. The Company agreed not to engage in the business of wholesale origination, bulk purchase or securitization of subprime home equity mortgage loans for a period of five years after the closing. The parties also agreed to the winding down of ARMC following the organization of the joint venture. Finance America, the Company and ARMC also agreed to provide each other certain transitional services in respect to the initiation of operations by Finance America and the winding down of ARMC, including any future sale of the Company's remaining portfolio of subordinated certificates and other residual interests remaining from prior securitizations conducted by ARMC. During the first quarter 2000, the Company transferred net assets of $6.2 million of the home equity lending business to Finance America, a joint venture with Lehman Brothers for a 36% interest.

      ARMC and Lehman, as owners of Finance America, entered into an agreement to govern their relationship and the management of Finance America. Various restrictions on transfers of the equity interest in Finance America held by each of ARMC and Lehman, as well as certain customary "drag along" and "tag along" rights and rights of first refusal with respect to any transfers of the equity interests in Finance America were agreed to.

      Initially Lehman acquired a 60% equity interest in Finance America and the Company acquired the remaining 40% equity interest. Upon the Chief Executive Officer's hiring, he received a 10% restricted equity interest in the Company, with that dilution being borne ratably by Lehman and the Company (accordingly, the Company's equity interest is currently 36%). No further equity contributions by the owners are required, other than the Company has agreed to contribute $1.2 million to Finance America on June 30, 2000 if the Chief Executive Officer is still employed by Finance America at that date. If the Chief Executive Officer leaves or is terminated by Finance America prior to June 30, 2002, the Company would receive a rebate of its contribution equal to $50,000 for each month during the 24 month period between July 1, 2000 and June 30, 2002 that the Chief Executive Officer did not remain with Finance America.

      Working Capital Facility. Lehman and the Company also agreed to provide up to $20 million of working capital to Finance America. Lehman agreed to provide the first $10 million; the Company agreed to provide the next $5 million (after Lehman had funded the first $10 million of borrowings); and Lehman agreed to provide $5 million after the Company had fully funded its $5 million working capital commitment.

      Lehman and Finance America entered into various financing arrangements including a warehouse facility and other similar and customary financing facilities to fund the operation of the Finance America's business. Lehman also agreed to provide certain management services at a fee of $3.15 million per annum for a period not to exceed 13 years from the closing date. This fee can be deferred for up to three years.

     ARMC also agreed to provide certain transition and other services to Finance America. In exchange for these services, ARMC is to be paid $2.1 million per annum for a period not to exceed 13 years from the closing date. In addition, on each of December 31, 1999, June 30, 2000, December 31, 2000 and June 30, 2001, ARMC will be paid a "set up" fee aggregating $3.75 million in equal installments. These fees can be deferred under certain conditions for up to three years.

Sale of Assets to Lend Lease (US) Services, Inc.

      General. On December 8, 1999, the Company and certain of its subsidiaries, as sellers, and Lend Lease (US) Services, Inc. ("Lend Lease"), as purchaser, entered into an Asset Purchase Agreement, which agreement was amended on March 17, 2000 (as amended, the "Purchase Agreement"), pursuant to which the Company agreed to sell to Lend Lease the Company's commercial mortgage banking business (including commercial mortgage servicing, commercial mortgage brokerage and commercial loan origination (excluding the Company's conduit lending programs)) and asset management and real estate structured finance platforms (collectively, the "Businesses"). The transaction encompassed both the domestic and international operations of the Businesses, other than those Business operations conducted in Europe. This sale was completed on March 17, 2000.

      Purchase Price. The gross, unadjusted purchase price for the Businesses was approximately $248.6 million (the "Consideration"). The Consideration was increased by amendment to the Purchase Agreement to reflect certain additional investments made prior to closing that inure to the benefit of Lend Lease. The Consideration is comprised of approximately $223.6 million of cash payable at closing (subject to certain adjustments and holdbacks described below) and an unsecured, non-negotiable promissory note of Lend Lease (the "Note") in the principal amount of $25.0 million. The Consideration received at closing was adjusted for an estimated increase in the net working capital of the Businesses, decreases in the estimated revenues to be received by Lend Lease pursuant to certain servicing agreements as a result of pre-closing asset sales and estimated enumerated expenditures and investments made by the Company prior to closing that inure to Lend Lease's benefit. The cash paid at closing, after adjustments of $1.2 million, and holdbacks of $50.0 million was $202.7 million (including an advance by Lend Lease of $4.0 million against the holdbacks, which was repaid on March 22, 2000). After closing, the actual amount of these adjustments will be calculated as of the closing date, and the parties will promptly compensate each other for any difference with the estimated adjustments. Additionally, the amount of Consideration paid was reduced on an item-by-item basis for certain significant consents or approvals not obtained by the Company at the time of closing. If any of these consents or approvals are obtained within one year of the closing and certain other conditions are satisfied, the amount of the corresponding closing reduction will be repaid to the Company. The purchase price was the result of arms-length negotiations between the parties.

      Interest on the Note accrues at a rate of 7.5% per annum. The initial principal payment under the Note is due on the second anniversary of closing. Payment of the principal is subject to and may be offset by any obligation of the Company owed to Lend Lease under the Purchase Agreement or other agreements related to the Purchase Agreement, including the Company's indemnity obligations thereunder. The Note will not be paid in full until all indemnity claims of Lend Lease or other permitted holdbacks have been finally resolved.

      Purchased Assets. Lend Lease acquired substantially all of the assets (the "Purchased Assets") used in the Businesses. The Purchased Assets include the Businesses' real property, real property leases, fixtures and improvements, furniture, office equipment and similar tangible personal property, permits (to the extent transferable), intellectual property, various servicing and other agreements, accounts receivable, earned and unearned fees and cash. In addition, certain computer hardware and software were also conveyed as well as the equity interests of certain co-investments related to the Businesses and certain foreign subsidiaries. With certain exceptions, Lend Lease did not acquire the loans and other financial-type assets of the Company, whether or not originated by the Businesses.

      Lend Lease assumed certain pre-closing liabilities relating to the Businesses and the Purchased Assets, including certain accounts payable accrued in the ordinary course of business and included in the net working capital of the Businesses, obligations under assumed leases and contracts, and certain obligations to employees hired by Lend Lease to the extent included in the net working capital of the Businesses. Outside of enumerated liabilities or obligations expressly assumed by Lend Lease, all pre-closing liabilities and obligations related to the Businesses remain with the Company.

      Representations and Warranties. The Purchase Agreement contains various representations and warranties customary for asset purchase transactions. The representations and warranties address various matters, including the authorization of the Purchase Agreement, required consents, power and authority, litigation, compliance with laws, title to the assets being conveyed, intellectual property rights and software matters, accuracy of the information supplied to Lend Lease by the Company, absence of changes and undisclosed liabilities, and servicing contract matters.

      Covenants. Following closing, the Company may neither compete, directly or indirectly, in any manner with the Businesses nor solicit employees, customers, clients, suppliers, or licensors with respect to any business conducted by the Company substantially similar to the Businesses.

     Survival and Indemnification. Generally, the representations and warranties survive until the second anniversary of closing. Certain representations and warranties survive indefinitely or until expiration of the applicable statute of limitations. The Purchase Agreement provides that the respective parties will indemnify the other for certain breaches, actions or other claims, including claims arising with respect to liabilities to be assumed by Lend Lease or retained by the Company. The indemnities made by each of the Company and Lend Lease are subject to a basket or floor of $750,000 before any claim can be pursued against the indemnifying party. The indemnity of the Company is subject to a cap of $100 million for breaches of representations and warranties claimed through the first anniversary of closing and, thereafter, $50 million (plus claims made during the first year). Lend Lease's indemnity is limited to $25 million in the aggregate.

      Management Agreement. At closing, Lend Lease entered into an Asset Management and Servicing Agreement (the "Management Agreement") with the Company. Pursuant to the Management Agreement, Lend Lease will manage for the Company various financial and other assets held by the Company, including commercial and industrial loans, commercial and multi-family real estate (including partnership and other equity interests therein) and commercial and multi-family real estate loans. The assets were originated and managed by the Businesses acquired by Lend Lease. The services provided by Lend Lease include advisory, consultation, management, servicing and disposition services. The Management Agreement is similar in its terms to the management agreements that the Company previously entered into with third parties in respect of the same type of assets. The Management Agreement has an initial term of three years subject to automatic annual renewals at the Company's election.

Mortgage Investors Corporation

      On August 11, 1998, the Company acquired Mortgage Investors Corporation and an affiliated entity ("MIC"), a privately held producer of Veteran's Administration ("VA") streamlined re-financed loans, by merging a wholly-owned subsidiary of the Company with MIC. The initial Agreement and Plan of Merger (the "Original Agreement") to purchase MIC, provided for an acquisition price of approximately 1.8 million shares of the Company's common stock and $2.6 million in cash. Also, the former owners were to receive an earn-out payment of between $70.0 million and $105.0 million over a three-year period with the payments structured to be paid 82% in the Company's common stock and 18% in cash. Effective April 12, 1999, the Original Agreement was amended (the "Amended Agreement") to provide the Company an option to effect redemption of the stock portion of the earn-out for cash subject to certain market conditions and restrictions, and to fix the earn-out payment at $105.0 million. During 1999, the Company made an earn-out payment of $9.7 million in cash and advanced $9.2 million, the balance of the cash portion of the earn-out. Also, the Company extended $17.0 million to the previous owners of MIC in exchange for a note receivable to be repaid upon issuance of the stock portion of the earn-out. The Company did not exercise its option to effect redemption of the stock portion of the earn-out prior to December 31, 1999. The issuance of the stock portion of the earn-out has been extended until at least March 31, 2000, but no later than June 30, 2000. At December 31, 1999, $86.1 million was recorded as common stock to be issued for the portion of the earn-out related to the Amended Agreement.

     During January 2000, the Company obtained an option to return MIC and its related assets and liabilities to its previous owners for a cash payment of $25.0 million and forgiveness of the $17.0 million note in exchange for cancellation of the $86.1 million stock obligation currently owed to the previous owners. The option expires April 30, 2000. The Company expects to exercise its option with regard to MIC if sufficient cash is available to do so; as such, the Company recorded an impairment charge of $103.3 million on the intangible assets related to the MIC acquisition.

Sale of Communications Loans and Shutdown of Communications Loan Origination Business

      On November 5, 1999, the Company sold nine of the Company's ten communications loans with an aggregate book value of $132.0 million for $131.8 million, the proceeds of which were used to pay down indebtedness outstanding under the Company's credit facility. As part of this transaction, the Company entered into an agreement with the lenders to permanently reduce the long-term credit facility by $84.4 million to $448.1 million and to reduce the term loan commitment amount by $10.6 million to $56.9 million. The Company has stopped making communications loans and has closed its communications loan origination business.

Sale of Real Estate Structured Finance

     In January 2000, the Company sold approximately $182.4 million of real estate structured finance loans, resulting in approximately $170.2 million in cash proceeds. Consistent with the Company's strategy to de-leverage its balance sheet, the proceeds were used to pay down indebtedness outstanding under its credit facility. The Company has ceased making real estate structured finance loans.
Pursuant to the Purchase Agreement, the Company has sold its real estate structured finance business to Lend Lease. See "Business - Recent Developments - Sale of Assets to Lend Lease (US) Services, Inc."

Restructuring of CLC Earn-out

      In March 2000, the Company and the former shareholders of Commercial Finance Corporation ("CLC") agreed to amend the Asset
Purchase  Agreement pursuant to which the Company acquired CLC.   This
amendment  provides that the amount of the final earn-out payment  due on June 30, 2000 is fixed at $37.5 million and that, if the Company credit facility is paid in full, the Company must issue to such former
CLC shareholders promissory notes in the aggregate principal amount of $37.5 million in exchange for shares of the Company's common stock having
such  value.   Such notes would bear interest at the rate  of  8%  per
annum, would be secured by certain residuals interests from previous securitizations of CLC and would provide for principal payments of $12.5 million on each of June 30, September 30 and December 29, 2000.
The notes could be prepaid at any time without penalty. In the event that the Company is unable to issue such notes, the June 30, 2000 earn-out payment will be payable in the Company's common stock having a value of $37.5 million based upon the average of the closing price of such common stock for the 20 trading days prior to May 31, 2000.

Sale of Asset Management operations in the United Kingdom

      On March 22, 2000, the Company sold its United Kingdom asset management assets and operations for $160.0 million. The Company received cash proceeds of $47.0 million and a note receivable for $25.0 million. Cash proceeds of the sale were used to reduce non-recourse and bank debt.

Commercial Finance Business

      General. In 1996, the Company formally organized the commercial finance group which has grown through a combination of corporate acquisitions and business development to provide financing to commercial borrowers in various targeted lending markets. The commercial finance group is divided into two operating units: business lending and builder finance. The Company closed its activities in connection with real structured finance and communications lending, see "Recent Developments - Sale of Loans and Shut-down of Communication Loan Origination Business" and "Recent Developments - Sale of Real Estate Structured Finance."

      Business Lending. The business lending group, which essentially began operations through the 1997 acquisition of Commercial Lending Corporation ("ACLC"), focuses on three lending sub-markets; conventional small business loans, government guaranteed SBA loans ("Program 7A") and telephone and equipment financing.

       Conventional small business lending concentrates on the origination, securitization and servicing of loans made to small business owners. Borrower profiles emphasize, among other things, the borrower's experience with the particular operating concept and cash flow of the respective operating units. Typically, loans are for refinance, construction, remodeling or purchase of existing facilities. The loans are funded primarily by a dedicated warehouse facility until they are securitized and sold.

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

      The equipment finance group also provides lease financing for business equipment, primarily restaurant equipment, based on referrals from business lending borrowers. Typically this group will fund the individual equipment purchases during installation and then sell the lease to a third party once fully funded and installed. The total leasing advances in 1999 and 1998 were $7.4 million and $5.8 million, respectively, and sales of completed leases were $7.4 million and $5.6 million, respectively.

       The business lending group processes, underwrites, sells, securitizes and services loans originated from producers. The producers solicit business using a combination of marketing efforts that include direct solicitation, convention attendance and referrals from previous borrowers. The following table summarizes loan origination volumes for the years ended December 31, 1999 and 1998, respectively (dollars in thousands):


                                  1999        %          1998        %
Conventional lending            $553,636    71.7%       $392,303    82.2%
SBA lending (1)                  166,403    21.6          59,228    12.4
Telephone equipment lending (1)   51,525     6.7          25,920     5.4
Total                           $771,564   100.0%       $477,541   100.0%

(1)  Acquired July 16, 1998.

      Since the acquisition of ACLC in 1997, the Company has completed eight securitizations aggregating $1.3 billion. The loans included in each securitization are grouped according to type of borrower consisting of either (i) loans to franchisees of nationally recognized concepts or (ii) loans to owners of other independent small businesses. The securitization structure consists of (a) multiple classes of investment grade certificates that are sold via private placement to investors and (b) an equity interest and subordinated certificate retained by the Company.

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

     As noted above, the business lending group retains a subordinated interest in the securitization. The certificate's value at any point in time is based on the projected future cash flow spread between the interest collected from borrowers and interest paid to certificate holders, discounted to present value. The following table depicts the business lending group's retained interests in securitizations balances and related portfolio delinquency percentages (including an SBA residual acquired as a result of the purchase of IFC) as of December 31, 1999 and 1998 (dollars in thousands):

                                      1999                   1998
                             Retained      Delinquency  Retained     Delinquency
                             Interest      Percentage   Interest     Percentage
                              Balance   %    90+ days    Balance   %   90+ days
Franchise                   $ 34,829  24.2%    2.9%     $39,412  50.9%   1.2%
Conventional small business   92,917   64.5    0.6       31,259  40.3    0.0
SBA Loans                     16,315   11.3    1.9        6,831   8.8    3.1
Total                       $144,061  100.0%   1.5      $77,502 100.0%   1.0

The business lending group retains the servicing rights to loans following sale or securitization. Due primarily to the cross-
guarantee credit enhancement feature of the securities described above, the Company has developed a specialized servicing process for these loans. In addition, loan servicing utilizes a third party software system customized for the servicing of SBA loans. The following table summarizes the loan servicing portfolio and related delinquency profile as of December 31, 1999 and 1998, respectively (dollars in thousands):


                                    1999       %         1998        %
Conventional lending             $1,367,736   77.4%   $ 898,505    74.4%
SBA lending                         388,360   22.0      267,830    22.2
Telephone equipment lending          10,562    0.6       41,054     3.4
Total                            $1,766,658  100.0%  $1,207,389   100.0%

Delinquencies (1):
31-60 Days                          $13,843            $  6,616
61-90 Days                            3,586               1,145
90+ Days                             25,474              11,870
Total                               $42,903             $19,631

Total delinquencies as a percentage
of total loan balances (2):            2.43%               1.63%

     (1) The period of delinquency is based on the number of days payments are contractually past due.
     (2)  Reflects contractual delinquencies.  At December 31, 1999 and
          1998, all borrower delinquencies related to business lending loans were paid by borrower cross guarantees. See Note 5 of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a discussion of borrower cross guarantees.

      Real Estate Lending. Until the Company ceased its real estate lending origination activities in January 1999, the Company provided mid-to-high yield financing to borrowers in special situations that generally preclude financing from traditional funding sources. In these transactions, the Company funded senior and subordinated indebtedness generally ranging from $2 to $15 million for terms of one to four years to borrowers with an established management record. Borrowers targeted by the Company usually had a reputation for enhancing value, but may have lacked the financial capacity to qualify for bank financing beyond a certain level. Typically these loans have a defined exit strategy such as bridge loans, mezzanine debt or construction loans and are often extended for the purpose of turning around or repositioning assets to maximize their value. Loan structures varied as they were usually customized to fit the characteristics and purpose of the loans. Income is generally derived by a combination of interest, fees and (in some cases) a net profit interest tied to the performance of the collateral at loan payoff. Also, the Company made limited equity investments in ventures where they are also a lender. The Company had loan balances outstanding of $229.0 million and equity investments of $10.5 million as of December 31, 1999 and loan balances of $195.1 million as of December 31, 1998. The following table shows the combined real estate loan and joint venture equity balances as of December 31, 1999 and 1998 by collateral type (dollars in thousands):

                          1999                      1998
                                Delinquency                   Delinquency
                                Percentage                     Percentage
                 Balance    %    90+ days    Balance      %     90+ days
Multi-family     $ 56,705  23.7%  0.0%      $ 57,474    29.5%      0.0%
Office             64,416  26.9   0.0         52,371    26.8       0.0
Industrial         31,588  13.2   2.1         26,911    13.8       0.0
Hospitality        27,350  11.4   0.0         19,584    10.0       0.0
Retail             22,588   9.4   0.0         19,356     9.9       0.0
Land                2,664   1.1   0.0
Mixed Use                                     13,040     6.7       0.0
Other              34,158  14.3   0.0          6,396     3.3       0.0
Total            $239,469 100.0%  0.4       $195,132   100.0%      0.0

      The Company ceased originating real estate structured loans in 1999. During January 2000, the Company sold $182.4 million principal amount of such real estate loans for $170.2 million and ceased its real estate lending operations.

      Communications Lending. Through November 1999, the Company also specialized in mid-to-high yield lending in the communications industry to operators that could not obtain traditional bank financing. Loan amounts range from $3 million to $40 million, though loans in the upper half of this range typically were participated to other lenders. Borrowers generally used proceeds to acquire radio and television stations, provide working capital and refinance existing third party debt. In November 1999, the Company sold substantially all of its communication loans and ceased all communication lending. The Company had loan balances outstanding of $5.9 million and $144.8 million as of December 31, 1999 and 1998, respectively. The following table depicts the collateral distribution of the communications portfolio as of December 31, 1999 and 1998 (dollars in thousands):

                          1999                      1998
                                 Delinquency                     Delinquency
                                 Percentage                      Percentage
                 Balance     %    90+ days       Balance     %    90+ days
Radio            $   -     - %      - %          $112,940   78.0%    0.0%
Television       5,893   100.0    0.0              31,872   22.0     0.0
Total           $5,893   100.0%   0.0            $144,812  100.0%    0.0

      Builder Finance Group. In January 1997, the Company established the builder finance group to provide construction financing to builders of first time and first move-up homes. To facilitate this effort, the Company hired an experienced lending and servicing team formerly associated with a Texas financial institution. Builder finance targets experienced homebuilders that are starting anywhere from 100 to 1,500 units per year in the $90,000 to $200,000 price range. Prospective borrowers must also have a minimum of three years proven experience in building and selling homes, satisfactory financial condition and acceptable credit history. Builder finance also provides a limited amount of acquisition and development lending for residential lots that are ready for home building which will serve as feeder stock for the construction loan program. Funding for these loans is provided by a warehouse debt facility.

      Based in Houston, Texas with a state of the art loan servicing facility, the builder finance group currently has eight loan production offices in the United States. Producers are (and will be) located in markets that have large or growing populations of home buying age with qualifying incomes. These markets must also have a good balance of housing inventory as well as acceptable lot and home absorption patterns. General economic and employment conditions must be positive as well.

      As of December 31, 1999 and 1998, loan balances outstanding were $218.9 million and $129.6 million on year-to-date advances of $325.0 million and $268.9 million, respectively.

Asset Management Business

      General. The Company manages, owns and resolves portfolios of performing, underperforming and nonperforming loans ("asset portfolios") and provides special servicing for nonperforming or underperforming loans in commercial mortgage-backed bond trusts and similar securitized commercial asset-backed loan portfolios. As previously discussed under "Recent Developments - Sale of Assets to Lend Lease (US) Services, Inc." the Company has sold to Lend Lease the Company's asset management operations, other than its operations in Europe, asset portfolios and mortgage backed securities. Lend Lease will manage these assets for the Company. The Company has sold its asset management operations in Europe. See "Business - Recent Developments - Sale of Asset Management Operations in the United Kingdom."

      Asset Portfolio Management. The Company manages and resolves asset portfolios which have been acquired at a discount to Face Value by the Company alone and by the Company with co-investors. During the latter part of 1999, the Company ceased acquiring for its own account asset portfolios or interests therein. The Company also manages and resolves asset portfolios owned by third parties.

      Management of asset portfolios includes managing and resolving loans and providing routine accounting servicing functions. Asset portfolios generally include secured loans of varying qualities and collateral types. The majority of the loans in which the Company has invested were in payment default at the time of acquisition. Asset portfolios purchased by the Company are comprised of secured loans and real estate loans, the resolution of which may be based either on cash flow of a business or on real estate and other collateral securing the loan. The Company has not invested in loans with known environmental liabilities, unless the environmental risks can be quantified and discounted appropriately.

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

      The Company believes that opportunities for the acquisition, management and resolution of asset portfolios are becoming increasingly evident in certain international markets and that lenders in these markets are adopting many of the asset portfolio management and resolution outsourcing techniques currently utilized in the United States. Accordingly, the Company opened offices in Toronto (August
1994), employing seven persons, and London (October 1995), employing 13 persons, each at December 31, 1999, in order to take advantage of both investment and servicing opportunities in Canada, the United Kingdom and certain other Western European nations. During 1998 and 1999, the Company began providing asset management services in Mexico, Japan, South Korea and Thailand employing 55 persons in Mexico, 19 persons in Japan, two persons in South Korea and 13 persons in Thailand, each at December 31, 1999. The Company believes that the international markets are less competitive and, as a result, provide more attractive investments and greater profit margins. The Company had $55.4 million (Face Value) in Canadian asset portfolios, $392.9 million (Face Value) in United Kingdom asset portfolios and
$199.5 million (Face Value) in Mexican asset portfolios and $1.2 billion (Face Value) in Asian asset portfolios under management as of December 31, 1999.

      The Company has gained its market share in the asset portfolio acquisition, management and resolution business through its experience in managing and resolving asset portfolios and its national reputation and strategic relationships with sellers and purchasers of asset portfolios, including financial institutions, large corporate buyers, investment banking firms and sophisticated private investors.

     Asset Portfolio Investment. Prior to making an offer to purchase an asset portfolio, whether for its own account or for the account of third parties, the Company conducts an extensive investigation and evaluation of the individual loans generally comprising 100% of the aggregate Face Value of all the loans therein, except in rare instances where an unusually large number of smaller assets are being purchased. This examination typically consists of analyzing the information made available by the seller (generally, the respective credit and collateral files for the loans), reviewing other relevant material that may be available (including tax and judgment records), and analyzing the underlying collateral (including conducting site inspections, obtaining value opinions from third parties and consulting with any of the Company's asset managers who have experience with the local market for such assets). The Company also reviews information on the local economy and real estate markets in the area in which the loan collateral is located. Because of its broad, nationwide experience in managing assets, the Company has been able to draw on its asset management experience in the specific market in which an asset is located. Unlike the original lender, the Company values loans based on the present value of estimated total cash flow from resolution, with the expectation that the loans will be resolved prior to scheduled maturity. Generally, the Company does not refinance or renew purchased loans or grant new credit.

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

      The Company's investment in asset portfolios is comprised of collateralized business loans and real estate collateralized loans. At December 31, 1999, the Face Value of the Company's wholly-owned asset portfolios aggregated approximately $852.5 million, which was composed of approximately $604.3 million (70.9%) of collateralized business loans, approximately $59.0 million (6.9%) of asset-backed securities and approximately $189.2 million (22.2%) of real estate.

      For the years ended December 31, 1999, 1998 and 1997, $106.8 million (24.8%), $111.9 million (23.7%) and $90.5 million (28.2%), respectively, of the Company's revenues were attributable to its asset management business. The following table reflects the ownership composition of the asset portfolios (based on their face value) under management by the Company as of December 31, 1999, 1998 and 1997. Certain reclassifications of prior period amounts have been made to conform to the current year presentation (dollars in millions).

                                              1999              1998             1997
                                           Amount    %      Amount     %      Amount   %
  Wholly-owned by the Company             $ 793.5   22.4   $1,048.0   33.6% $  593.4    30.7
  Owned by the Company with co-investors  1,240.5   35.0      182.5    5.9     422.9    21.8
  Owned by third parties:
     Securitized mortgage pools             491.1   13.9      574.0   18.4     459.2    23.7
     Government and other owners          1,015.6   28.7    1,313.1   42.1     462.1    23.8
       Total under management            $3,540.7  100.0%  $3,117.6  100.0% $1,937.6   100.0

      The following table reflects the book value of the Company's investment in asset portfolios as of December 31, 1999, 1998 and 1997:

                                           1999       1998       1997
                                             (dollars in millions)
  Wholly-owned by the Company             $384.0      $573.0    $494.9
  Owned by the Company with co-investors    50.2        17.1      22.8
  Total                                   $434.2      $590.1    $517.7

      Special Servicing. As part of its third-party asset management and resolution business, the Company aggressively pursues contracts to serve as the designated special servicer for pools of securitized commercial mortgages. The competitive bidding process generally requires that the Company agree to purchase an interest (a "servicing strip") in the securitized portfolio in order to secure the servicing contract. In the latter part of 1999, the Company ceased the purchase of servicing strips, thereby substantially decreasing the ability of the Company to be a special servicer for additional pools of securitized commercial mortgages. After a loan within a securitized pool of performing loans becomes delinquent or nonperforming, the master servicer or primary servicer of the pool will contractually transfer responsibility for resolution of that loan to the pool's designated special servicer. Special servicers earn an annual fee
(typically approximately 50 basis points of the Face Value of the delinquent or nonperforming loans subject to special servicing), plus a 50 to 200 basis points resolution fee based on the total cash flow from resolution of each such loan as it is received. As of December 31, 1999, the Company was the designated special servicer for securitized pools holding approximately $17.4 billion (Face Value) of loans, $491.1 million (Face Value) of which had been assigned to the Company for resolution in its capacity as special servicer.

Commercial Mortgage Banking Business

      General. The Company performed a wide range of commercial mortgage banking services, including originating, underwriting, placing, selling and servicing commercial real estate loans through
Holliday Fenoglio Fowler, AMRESCO Capital and AMRESCO Services. As previously discussed under "Recent Developments - Sale of Assets to Lend Lease (US) Services, Inc.", the Company sold to Lend Lease all of the assets and operating platforms of its commercial mortgage banking businesses.

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

      Holliday Fenoglio Fowler was one of the largest commercial mortgage bankers in the United States in 1999 (based on origination volume) and primarily serves commercial real estate developers and owners by arranging commercial real estate loans and providing brokerage and other real estate capital markets services for commercial real estate transactions. Holliday Fenoglio Fowler arranged approximately $10.8 billion, $7.3 billion and $4.7 billion of commercial real estate loans during 1999, 1998 and 1997, respectively. Holliday Fenoglio Fowler principally targets developers and owners of commercial and multifamily real estate properties. Holliday Fenoglio Fowler serves prospective borrowers through its own commission-based mortgage bankers in 19 nationwide offices. The loans arranged by Holliday Fenoglio Fowler generally are funded by institutional lenders, primarily insurance companies, and by Conduit Purchasers. The Company estimates that Holliday Fenoglio Fowler has retained the servicing rights on approximately 20% of such loans over the last three years. The Company believes that Holliday Fenoglio Fowler's relationship and credibility with its institutional lender network provide the Company a competitive advantage in the commercial mortgage banking industry.

      The Company provided brokerage and other real estate capital markets services on commercial real estate sales and other real estate transactions, including joint ventures and participating mortgages of approximately $13.2 billion, $9.8 billion and $6.1 billion during 1999, 1998 and 1997, respectively. For the years ended December 31, 1999, 1998 and 1997, Holliday Fenoglio Fowler earned gross fees of $71.4 million, $69.8 million and $44.0 million, respectively, for brokerage services.

      Holliday Fenoglio Fowler generally earns a fee of between 35 and 100 basis points of the loan amount for originated or underwritten loans, plus certain additional processing fees. From time to time, Holliday Fenoglio Fowler also originates nontraditional financing involving hybrid forms of debt, equity participation's and other creative financing structures. Fees for equity or joint venture structures are typically higher.

      Holliday Fenoglio Fowler has established relationships with over 290 institutional lenders that include insurance companies, pension plans and Conduit Purchasers. In 1999, 1998 and 1997, Holliday Fenoglio Fowler placed 862, 1,109 and 709 loans with approximately 174, 198 and 128 different lenders, respectively. Twenty-five institutional lenders have retained Holliday Fenoglio Fowler as their exclusive or semi-exclusive loan originator in selected cities and regions.

      Commercial Real Estate Lending. AMRESCO Capital is a commercial real estate lender, which has originated, underwritten and closed long term fixed rate commercial mortgages for sale to various investors. During 1999, 1998 and 1997, AMRESCO Capital closed approximately $1.2 billion, $2.4 billion and $1.7 billion, respectively, of commercial real estate mortgages. AMRESCO Capital serves its market directly through seven offices located in seven states as well as through a network of independent mortgage brokers located throughout the United States. These independent mortgage brokers serve AMRESCO Capital on a nonexclusive basis and receive fees and commissions based on transaction size, type and complexity. For years ended December 31, 1999 and 1998, approximately 53% and 45% of the loans, respectively, underwritten by AMRESCO Capital were originated by Holliday Fenoglio Fowler.

      During the fourth quarter of 1998, AMRESCO Capital suffered significant losses related to its commercial mortgage conduit operation. As a result, AMRESCO Capital made the strategic decision to exit the commercial mortgage conduit business. AMRESCO Capital's business is now focused on commercial mortgage lending through agency programs, such as the Fannie Mae DUS and Freddie Mac Program Plus programs and a private securitization program.

      AMRESCO Capital is approved by Fannie Mae to participate in its DUS program. An approved DUS lender is delegated the authority to approve, commit and close loans for multifamily mortgages on a national basis with the assurance that Fannie Mae will purchase the loans with the lender retaining the servicing. In return for the delegated authority to make loans and the subsequent purchase of such loans by Fannie Mae, DUS lenders must maintain a minimum capital base, and retain a certain level of credit risk on the loans they make. The DUS lender takes first loss risk up to 5% of the loan amount, and above 5% of the loan amount Fannie Mae and the DUS lender share the loss, with the DUS lender's maximum loss capped at 20% of the loan amount. As of December 31, 1999, AMRESCO Capital, as a DUS lender, had experienced no losses on its portfolio of sold DUS loans, but had a reserve of $10.8 million as of December 31, 1999 included in other liabilities. AMRESCO Capital is one of only 27 currently approved DUS lenders. While all DUS lenders operate on a national basis, the Company believes that ten such lenders (including AMRESCO Capital) account for the majority of DUS volume.

     AMRESCO Capital is also a member of the Freddie Mac Program Plusr multifamily seller/servicer program. Through this program, the Company is authorized to originate multi-family mortgages for Freddie Mac in 17 states and the District of Columbia.

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

      During February 1999, AMRESCO Capital entered into strategic alliances with two entities in which commercial mortgage loans originated for a fee by AMRESCO Capital would be funded or purchased by such entities. These arrangements were mutually terminated in December, 1999. AMRESCO Capital also originates commercial mortgages for a private securitization program under which the investor purchases all of the resulting commercial mortgage-backed securities. This program does not expose the Company to capital markets or credit risk. For the years ended December 31, 1999, 1998 and 1997, approximately $485 million, $450 million and $220 million, respectively, of commercial mortgage loans were funded under this program.

      Commercial Loan Servicing. AMRESCO Services is a servicer for securitized pools of commercial mortgages and whole loans. The average life of these securitized pools is expected to be approximately eight years. At December 31, 1999, 1998 and 1997, AMRESCO Services acted as servicer with respect to approximately $33.6 billion, $31.0 billion and $25.9 billion of loans, respectively. The dominant users of commercial loan servicers are commercial mortgage-backed bond trusts and other owners of commercial real estate loans, including lenders accumulating loans for securitization or sale that contract for servicing on an interim basis. Historically, the revenue stream from servicing contracts on commercial mortgages has been relatively predictable as prepayment penalties in commercial mortgages tend to discourage early loan payoffs.

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

Residential Mortgage Banking

      General. Through its August 11, 1998 acquisition of MIC, the Company acquired the business of refinancing and selling Veteran's Administration ("VA") residential mortgage loans under the VA's interest rate reduction refinance loan ("IRRRL") program. During 1999, MIC began refinancing Federal Home Loan ("FHA") mortgages as well. All loans refinanced under the IRRRL program are guaranteed or insured, usually within 61 days of funding. MIC's loan refinancings aggregated $1.8 billion during 1999 compared to $1.6 billion from August 11, 1998 through December 31, 1999.
      Loan Product. Typically, the refinanced loans have a well-seasoned pay history and are refinanced at below market interest rates. Management believes that these loans are attractive to investors and servicers because of the historically low prepayment and default rates and the below market interest rates offered. Prepayment and default rates on these loans tend to be low due to the lower monthly payment as a result of the refinance and the underlying guarantee which limits exposure to losses.

      Loan Sources. The Company obtains its refinanced loans through its own focused telemarketing database and related loan officers, of which the primary operating expense of MIC is commissions to the loan officers which vary with production. The loan officers are located throughout the United States. The telemarketing and loan processing functions are centralized in St. Petersburg, Florida, thus allowing the loan officers to focus solely on selling.

      Sales of Loans and Servicing. Throughout 1999, MIC sold all loans on a servicing released basis. The Company typically enters into forward sale agreements in the 30-year fixed rate GNMA market for a portion of its production. The production is typically sold at a discount due to the below market interest rates on the refinanced loans. MIC sells the loans to the entity that will be the ultimate servicer of the loans and the servicer assumes the Company's obligation to deliver on the GNMA forward sale commitment. The servicer pools the loans and creates a 30-year fixed rate GNMA security, delivers on the forward sale commitment, and retains the servicing.

Home Equity Lending Business

      General. Until the transfer of its assets and operations to Finance America, as described under "Recent Developments - Formation of Residential Finance Joint Venture with Lehman Brothers", the Company originated, acquired, warehoused, serviced and sold home equity loans. Home equity lending's loan production was $0.9 billion, $3.5 billion and $3.6 billion for the years ended December 31, 1999, 1998 and 1997, respectively. In late 1998, the Company suffered significant losses related to home equity loans accumulated and held for subsequent securitization. As a result, the Company discontinued its "bulk" purchase of home equity loans and origination of home equity loans through correspondent channels, which collectively accounted for approximately $2.4 billion and $2.7 billion of loan volumes for the years ended December 31, 1998 and 1997, respectively and ceased its securitization activities. During 1999, all loans originated by the Company were sold in "whole loan" sale transactions.

       Borrower Profile and Underwriting. The Company targeted borrowers that had credit profiles that precluded their loans from being sold in the government agency secondary markets. Such credit profiles included consumer or mortgage loan delinquencies, high debt-to-income ratios, previous bankruptcy or inability to provide income documentation. Borrowers in the Company's targeted market typically had significant equity in their homes and were charged higher interest rates for loans than more creditworthy borrowers.

      Loan Products. The home equity loans originated and acquired by the Company consisted of fixed and adjustable rate conventional, nonconforming mortgage loans with remaining terms to maturity of not more than 360 months and secured by deeds of trust, security deeds or mortgages. The properties securing the home equity loans consisted primarily of single family residences (which may be attached, detached, part of a two-to-four-family dwelling, a condominium unit or a unit in a planned unit development). The properties securing the home equity loans were owner occupied or non-owner occupied investment properties. The Company's home equity loan products included fixed rate loans that bear a fixed rate of interest for the life of the loan, adjustable rate loans that bear interest at rates that adjust, along with related monthly payments, periodically (generally semiannually) based on a specified financial index or quoted rate and loans that bear a fixed rate of interest for a specified period following origination (generally two, three or five years) with periodic rate adjustments thereafter based on a specified financial index or quoted rate. In a majority of cases, the home equity loans can be prepaid by the mortgagor in whole or in part at any time, although the mortgagor may be required to pay a fee in connection with certain prepayments.

      Loan Sources. During the period between restructuring its operations in October 1998 and transferring its operations to Finance America, the Company obtained home equity loans through its wholesale broker operations and through various retail channels, including telemarketing, direct mail and retail branches. Wholesale operations involved the origination of loans through the Company's network of branch offices. Retail operations involved consumer direct mail, a retail sales center and retail branch operations. In its retail operations the Company worked directly with consumers to originate, underwrite and close mortgage loans (see "Item 1. Business Activities-Recent Developments).

  Portfolio Performance. The following table provides information with respect to prepayments, delinquencies and net losses, prior to any potential recoveries for each of the Company's home equity securitizations as of December 31, 1999:

         Issuance  Original   Balance     CPR %           Delinquencies (2)    % Net
Security   Date    Balance   Outstanding  Actual(1)   30-59    60-89     90+  Losses(3)
                        (dollars in millions)
1996-1  01/25/96  $ 275      $ 54.1      33.39%        3.39    1.27     7.28%   1.07%
1996-2  04/25/96    257        34.3      41.56         1.19     .29     6.35     .71
1996-3  06/20/96    267        82.0      28.13          .84     .61     5.20     .84
1996-4  08/28/96    311        56.6      39.27         3.61     .50    14.22    1.52
1996-5  12/18/96    700       167.6      37.10         2.14     .90    19.00    2.03
1997-1  03/26/97    605       203.5      31.93         2.27    1.29    14.82    2.02
1997-2  06/12/97    740       289.3      30.47         2.00    1.58    14.13    1.93
1997-3  09/16/97    950       381.0      32.40         2.57     .98    13.80    1.56
1998-1  02/12/98  1,000       509.5      29.66         2.96    2.10    15.99    1.64
1998-2  06/12/98  1,000       541.1      32.42         4.14    1.72    11.43     .62
1998-3  09/29/98  1,000       709.3      22.71         5.19    1.84     8.27     .29

Weighted average (4)                     29.82         3.40    1.55    12.41    1.16

(1) The Constant Prepayment Rate ("CPR") represents the rate of prepayment experienced by the referenced securitized pool of mortgage loans, expressed as an annual rate, relative to the outstanding principal balance over the life of mortgage loans. CPR is equal to Pure Prepayment ("PPR") (5) + Liquidation Proceeds + Realized Losses + Buyouts + Scheduled Principal Payments.

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

(4)  Based on the balance outstanding at December 31, 1999.

(5)  "PPR" is equal to voluntary borrower payoffs plus curtailments.

      Home Equity Loan Servicing. From October 1996 through December 1999, the Company performed delinquency management and related servicing functions for the asset portfolios acquired and for loans originated by the Company after October 1, 1997 or acquired by it on a servicing released basis. At year end 1999, the Company transferred to unaffiliated third parties all of its loan servicing operations.

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

       Residential Mortgage Banking. The market in which the Residential Mortgage Banking business operates is characterized by few originators of streamlined FHA and VA refinanced loans. The Company believes that it is an effective competitor in this market.

Employees

      At December 31, 1999, the Company and its subsidiaries employed 2,572 persons. Of that total, 160 were employed in the asset management group, 712 in the commercial mortgage banking group, 381 persons in the home equity lending group, 261 in the commercial finance group, 847 in the residential mortgage banking group and 211 in general corporate administration. The Company believes that its employee relations are generally good. The Company has no collective bargaining arrangements.

Certain Definitions

     The following are certain defined terms used herein:

     "ACLC" means AMRESCO Commercial Lending Corporation, a subsidiary of the Company.

       "AMRESCO Capital" means AMRESCO Capital L.P., a limited partnership.

     "AMRESCO Funding" means AMRESCO Funding Corporation, a subsidiary of the Company.

      "AMRESCO Services" means AMRESCO Services L.P., a limited partnership.

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

      "MIC" means Mortgage Investors Corporation, a subsidiary of the Company.

      "securitization" and "securitized" mean a transaction in which loans originated or purchased by an entity are sold to special purpose entities organized for the purpose of issuing asset-backed securities.

Item 2.   Properties

     The Company leases approximately 200,000 square feet in the North Tower of the Plaza of the Americas in Dallas, Texas for its centralized corporate functions including executive, business development and marketing, accounting, legal, human resources and support and also certain line of business operations. This lease has an initial termination date of October 31, 2001 and has an annual base rent of approximately $2.6 million during 1999. The Company also leases space for branch offices pursuant to leases with varying terms. Effective March 17, 2000, in conjunction with the sale to Lend Lease of the commercial mortgage banking business and the asset management and real estate structured finance platforms, Lend Lease assumed approximately 50% of the leased space in the North Tower of the Plaza of the Americas in Dallas. The Company retained the balance of the space. The lease has the same terms as before with an annual base rent of approximately $1.6 million. Also in conjunction with the sale to Lend Lease, a substantial number of branch office leases were assigned or assumed by Lend Lease.

      The Company believes that its facilities are adequate for its immediate needs or substitute space is available, if needed.

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

Item 4.   Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's security holders during the fiscal quarter ended December 31, 1999.

                                PART II

Item   5.     Market  for  Registrant's  Common  Equity  and   Related
Shareholder Matters

     The Company's common stock (Symbol: AMMB) is listed on the Nasdaq Stock Market. At March 22, 2000, there were approximately 2,600 stockholders of record of the Company's common stock. Presented below are the high and low last sale prices per share for 1999 and 1998, as reported by NASDAQ. The Company discontinued declaring dividends beginning with the fourth quarter of 1995 and the Company does not expect to declare dividends on its common stock in the foreseeable future.

                                    High       Low
1998
 First Quarter                    $33.7500    $23.2500
 Second Quarter                    38.7500     29.1250
 Third Quarter                     30.1250      7.2500
 Fourth Quarter                     8.9375      2.0313
1999
 First Quarter                    $12.1325     $7.6875
 Second Quarter                     7.9375      4.0625
 Third Quarter                      7.8750      3.0000
 Fourth Quarter                     3.1875      1.4062

Item 6.   Selected Financial Data

      The selected financial data set forth below for the five years ended December 31, 1999 has been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with "Item 1. Business" and "Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations," as well as the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."

                                                      Year Ended and as of December 31,
                                                1999       1998       1997      1996     1995
                                                    (in thousands, except per share data)
  Operating Results:
  Revenues                                  $ 429,869  $ 471,961  $  320,769  $145,486  $ 87,132
  Income (loss) from continuing operations   (228,277)    (1,330)     39,111    24,250    15,047
  Net income (loss)                          (220,849)   (69,171)     56,224    31,332    21,090
  Earnings (loss) per share from continuing
    operations:
     Basic                                      (4.77)     (0.03)       1.11      0.90      0.63
     Diluted                                    (4.77)     (0.03)       1.07      0.84      0.61
  Earnings (loss) per share:
     Basic                                      (4.61)     (1.61)       1.59      1.16      0.88
     Diluted                                    (4.61)     (1.61)       1.53      1.06      0.85
     Dividends per share                            -          -          -         -       0.15
  Balance Sheet Data:
  Total assets                              1,944,426  2,587,345   2,373,131   998,029   497,098
  Long-term obligations (1)                   580,033  1,150,179     695,845   293,956   112,500
  Total liabilities                         1,484,707  2,001,938   1,964,631   696,514   336,304
  Total shareholders' equity                  459,719    585,407     408,500   301,515   160,794

___________________________
(1) For 1999, does not include the $384.7 million outstanding under the Company's Credit Agreement which is due June 30, 2000. For 1998, does not include the $70.2 million short-term portion of the Company's Credit Agreement outstanding as of December 31, 1998, and $57.5 million of indebtedness under the Company's Senior Notes due July 1, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company began the year as a diversified financial services company with five principal lines of business: commercial finance, asset management, residential mortgage banking, home equity lending, and commercial mortgage banking. In its commercial finance business, the Company focuses on (i) loans to franchisees of nationally recognized restaurant, hospitality and service organizations, (ii) loans to small business owners, (iii) real estate structured finance,
(iv) communications finance and (v) single family residential construction lending. The asset management business involves acquiring asset portfolios at a discount to Face Value and managing and resolving such asset portfolios to maximize cash recoveries. In addition, in its asset management business, the Company provides special servicing for non-performing and under-performing loans in commercial mortgage-backed bond trusts and similar securitized commercial asset-backed loan portfolios. The residential mortgage banking business originates and sells streamlined refinanced Federal Housing Administration ("FHA") and, to a lesser extent, Veterans
Administration   ("VA")  loans.  The  home  equity  lending   business
involves originating, selling and servicing nonconforming first mortgage loans. The commercial mortgage banking business, which was discontinued during the year, involved fee-based origination and servicing of commercial real estate mortgages and commercial real estate brokerage

      During the latter part of 1998, the capital markets experienced rapid and extreme changes evidenced by a decline of investor demand for corporate fixed income investments, including mortgage-backed securities ("MBS"), and a widening of spreads between interest rates on treasury securities and interest rates on MBS. This trend continued throughout 1999 and the market for MBS remained depressed. The Company also experienced a lack of available capital for new investments. Capital constraints particularly impacted the Company's ability to make new investments in asset management, real estate structured finance, communications lending and commercial mortgage servicing. These areas are highly dependent on capital in order to grow. Facing a lack of capital, the Company decided in 1999 to exit its capital intensive businesses and sought partners or buyers for these businesses.

      During the year, the Company also entered into an agreement to transfer its interest in its home equity lending subsidiary to a joint venture with Lehman Brothers. During the first quarter 2000, the Company transferred its home equity business to Finance America, a joint venture partnership with Lehman Brothers and retained a 36% interest. At year-end 1999, the Company's investment in the joint venture was $6.2 million.

      In the fourth quarter of 1999, the Company recorded a $103.3 million non-cash impairment charge on MIC, a $9.6 million mark to market on real estate structured finance assets transferred from loans held to maturity to loans held for sale, and a $56.4 million non-cash loss on retained interests in securitizations related to its home equity retained interests in securitizations.

      In November 1999, the Company sold nine of the Company's ten communication loans with a book value of $132.0 million for $131.8 million, exiting from that capital intensive activity. The proceeds of the sale were used to pay down bank debt.

      In December, the Company announced that it had signed a definitive agreement with Lend Lease (US) Services, Inc. to sell the commercial mortgage banking, asset management and real estate structured lending platforms. In anticipation of the pending sale and management's decision to exit this business, the commercial mortgage banking line of business is deemed a discontinued operation and is recorded as such in the financial statements. On March 17, 2000, the Company completed the sale of the commercial mortgage banking business and asset management and real estate structured finance platforms for cash of $202.7 million and a $25.0 million promissory note. Additional payments of up to $21.0 million are payable upon receipt of certain consents. The cash proceeds of the sale were used to reduce bank debt.

      On January 18, 2000, the Company sold $182.4 million of its real estate structured finance portfolio for $170.2 million and recognized a loss in the accompanying 1999 financial statements in the line item, gain on sale of loans and investments, net. Proceeds from the sale were used to reduce bank debt.

      During January 2000, the Company obtained an option to return Mortgage Investors Corporation ("MIC"), its residential mortgage banking subsidiary and pay cash of $25.0 million to the former owners of MIC and forgive $17.0 million of notes receivable from such owners in exchange for cancellation of an $86.1 million stock obligation currently owed to the former owners. The option can be extended to April 30, 2000. The Company expects to exercise its option with regard to MIC if sufficient cash is available to do so. This business will be treated as a discontinued operation beginning in 2000 if the option is exercised.

      In March 2000, the Company and the former shareholders of Commercial Finance Corporation ("CLC") agreed to amend the Asset
Purchase  Agreement pursuant to which the Company acquired CLC.   This
amendment provides that the amount of the final earn-out payment due on June 30, 2000 is fixed at $37.5 million and that, if the credit facility with the Bank of America, N.A., as Administrative Agent, is paid in full, the Company must issue to such shareholders promissory notes in the aggregate principal amount of $37.5 million in exchange for shares of the Company's common stock having a value of $37.5 million. Such notes would bear interest at the rate of 8% per annum, would be secured by certain retained interests from previous securitizations of CLC and would provide for principal payments of $12.5 million on each of June 30, September 30 and December 29, 2000. The notes could be prepaid at any time without penalty. In the event that the Company is unable to issue such notes, the June 30, 2000 earn-out payment will be payable in the Company's common stock having a value of $37.5 million based upon the average of the closing price of such common stock for the 20 trading days prior to May 31, 2000.

      On March 22, 2000, the Company sold its United Kingdom asset management assets and operations for $160.0 million. The Company received cash proceeds of $47.0 million and a note receivable for $25.0 million. Cash proceeds of the sale were used to reduce non-recourse and bank debt.

     The Company is continuing to evaluate opportunities to further de-
leverage  its  balance  sheet.   Sales  of  additional  assets  and/or
businesses or the entire Company may be considered.

Continuing Operations Overview

      Following the sale of the commercial mortgage banking line of business to Lend Lease, the expected exercise of its option regarding MIC and the sale of the United Kingdom asset management assets and operations, the Company's operations are now centered around the commercial finance line of business which includes small business lending, franchise lending, loans to residential home builders and equipment lending. The commercial finance line of business earned $66.7 million in operating profit in 1999 and grew revenues by $54.2 million over 1998, an increase of 44.4%.

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

     Retained interests in securitizations are classified as trading and are carried at estimated fair value. Changes in such market value are included in earnings. Cash flows for retained interests in securitizations are generally subordinated to other security holders in a securitization trust. The retained interests in securitizations are valued at the discounted present value of the cash flows based upon the expected timing of the release of the cash by the securitization trust ("cash-out method") over the anticipated life of the assets sold after estimated future credit losses, estimated prepayments and normal servicing and other related fees. The discounted present value of such retained interests is computed using management's assumptions of market discount rates, prepayment rates, default rates, credit losses and other costs. The carrying value of the retained interests in securitizations is determined by the Company on a disaggregated basis and considers historical prepayment and loss experience, economic conditions and trends, collateral values and other relevant factors. The actual weighted average annual prepayment rate on the Company's retained interests in securitizations from inception to December 31, 1999 was 31.3%. For additional information regarding the Company's retained interests in securitizations see "Item 1. Business" and Notes 1 and 6 to the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

Results of Operations

      The following discussion and analysis presents the significant changes in financial condition and results of operations of the Company by primary business line for the years ended December 31, 1999, 1998 and 1997. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with "Item
1. Business" and "Item 8. Financial Statements and Supplementary Data" (in thousands, except per share data).

                                                                1999       1998       1997
Revenues:
 Commercial finance                                          $ 176,202   $122,047  $ 51,212
 Asset management                                              106,461    111,890    90,454
 Residential mortgage banking                                   66,612     74,702
 Home equity lending                                            85,150    161,169   166,407
 Corporate, other and intercompany eliminations                 (4,556)     2,153    12,696
     Total revenues                                            429,869    471,961   320,769

Operating expenses:
 Commercial finance                                            109,470     75,456    32,137
 Asset management                                               70,295     65,256    46,521
 Residential mortgage banking                                  193,868     41,776
 Home equity lending                                           293,792    235,888   120,244
 Corporate, other and intercompany eliminations                 53,495     51,047    56,934

     Total operating expenses                                  720,920    469,423   255,836

Operating income (loss):
 Commercial finance                                             66,732     46,591    19,075
 Asset management                                               36,166     46,635    43,933
 Residential mortgage banking                                 (127,256)    32,926
 Home equity lending                                          (208,642)   (74,719)   46,163
 Corporate, other and intercompany eliminations                (58,051)   (48,895)  (44,238)
   Total operating income (loss) from conintuing operations   (291,051)     2,538    64,933
Income tax expense (benefit)                                   (62,774)     3,868    25,822
Income (loss) from continuing operations                      (228,277)    (1,330)   39,111
Income (loss) from discontinued operation, net of taxes          7,428    (67,841)   17,113
Net income (loss)                                            $(220,849)  $(69,171)  $56,224

Weighted average earnings (loss) per share - basic:
 Income (loss) from continuing operations                       $(4.77)    $(0.03)    $1.11
 Net income (loss)                                               (4.61)     (1.61)     1.59
Weighted average earnings (loss) per share - diluted:
 Income (loss) from continuing operations                        (4.77)     (0.03)     1.07
 Net income (loss)                                               (4.61)     (1.61)     1.53

Weighted average number of common shares outstanding - diluted  47,879     42,846    36,663

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     The Company reported (i) revenues of $429.9 million, a decrease from $472.0 million, or 9%, from the year ended December 31, 1998,
(ii) an operating loss from continuing operations of $291.1 million as compared to 1998 operating income from continuing operations of $2.5 million and (iii) a net loss of $220.8 million as compared to a 1998 net loss of $69.2 million. The losses were due primarily to home equity lending non-cash write-downs of retained interests on securitization, non-cash impairments on MIC and home equity retail operations, impairment of the Company's investment in AMRESCO Capital Trust, mark-to-market losses and operating losses resulting from a low volume of home equity originations and a residential mortgage banking operating loss in 1999 driven by lower VA and FHA refinance originations and pricing pressure on loan sales. Diluted weighted average common shares outstanding increased 12% primarily due to CLC earn-out payments and restricted stock grants.

     Commercial  Finance.  Revenues for the year  ended  December  31,
1999 primarily consisted of $117.3 million of interest and other investment income and $62.4 million of gain on securitization and sale of loans and investments offset, in part, by a $9.6 million unrealized loss on the sale of certain real estate loans in January 2000. The $54.2 million increase in revenues from $122.0 million for the prior year period to $176.2 million for the year ended December 31, 1999 relates primarily to a $36.8 million increase in interest and other investment income generated by higher average balances of real estate structured finance, communication, small business and franchise loans held for sale held during 1999 and increased balances of retained interests. The net gain on sale increased $14.2 million due primarily to the securitization and sale of approximately $547.8 million of small business and franchise loans by business lending during 1999 as compared to $375.8 million of securitization and sales in 1998, offset, in part, by the previously mentioned $9.6 million unrealized loss on the sale of a substantial part of the real estate structured finance portfolio.

     Operating expenses for the year ended December 31, 1999 primarily consisted of $62.3 million in interest expense, $29.9 million in personnel cost, $13.5 million in other general and administrative expenses, offset, in part, by reversing a $5.5 million of provision for loan losses. The $34.0 million increase in expenses from $75.5 million for the prior year to $109.5 million for the year ended December 31, 1999 was due primarily to an increase of $23.6 million in interest expense related to the financing for increased levels of investments and loans held for sale from 1998, $12.3 million in personnel expense related to expanded operations and $5.6 million in other general and administrative expenses primarily related to expanded operations, offset by the aforementioned reversal of $5.5 million of provision for loan losses.

     Asset Management. Revenues for the year ended December 31, 1999 were $106.5 million and primarily consisted of $66.6 million in interest and other investment income, $19.8 million in asset management and resolution fees and $18.7 million of gains on sales of loans and investments. The $5.4 million decrease in revenues from $111.9 million for 1998 to $106.5 million for the year ended December 31, 1999 was primarily comprised of a $15.6 million decrease in interest and other investment income offset, in part, by a $6.5 million increase in gain on sale of loans and investments, and a $4.3 million increase in management and resolution fees. Interest and other investment income decreased due primarily to a decrease in aggregate investments for the Company's own account. Gain on sale of loans and investments increased due primarily to a decrease in impairment and hedging losses on Mortgage Backed Securities (MBS) in 1999 as compared to the prior period.

     Operating expenses for the year ended December 31, 1999 primarily consisted of $30.0 million in interest expense, $16.8 million in other general and administrative expenses and $20.0 million in personnel expenses. The $5.0 million increase in expenses from $65.3 for the prior year to $70.3 million for the year ended December 31, 1999 was due primarily to a $6.0 million increase in personnel costs, a $1.7 million increase in other general and administrative costs, and a $1.5 million impairment on the Company's investment on AMRESCO Capital Trust offset, in part, by a $3.2 million decrease in interest expense related to the financing of decreased levels of investments.

     Residential Mortgage Banking. Revenues for the year ended December 31, 1999 primarily consisted of $63.9 million in gain on sale of loans and investments and $2.7 million in interest and other investment income. The $8.1 million decrease in revenues to $66.6 million for the year ended December 31, 1999 from $74.7 the period from inception (August 11, 1998) to December 31, 1998, primarily consisted of a $8.2 million decrease in gain on sale resulting from decreased originations as a result of higher interest rates and the Company re-focusing its primary operation from re-financing Veteran's Administration ("VA") loans to re-financing Federal Housing Administration ("FHA") loans.

     Operating expenses of $193.9 million primarily consisted of a $103.3 impairment charge, $52.1 million in personnel expense (primarily commissions), $21.0 million in other general and administrative expense and $14.3 million in depreciation and amortization. The $152.1 million increase in operating expenses from $41.8 million in the prior period to $193.9 million for the year ended December 31, 1999 was primarily comprised of a $103.3 million impairment charge of the residential mortgage banking operations in 1999, a $21.6 million increase in personnel expense, and a $14.3 million increase in general and administrative expenses. The other increases are primarily the result of a full year of operating expenses in 1999 as compared to shorter period from inception to year end 1998.

     Home Equity Lending. Revenues for the year ended December 31, 1999 primarily consisted of $56.9 million of interest and other investment income, a $18.0 million gain on sale of loans and other investments and $8.7 million in mortgage banking and servicing fees. The $76.0 million decrease in revenues to $85.2 million for the year ended December 31, 1999 from $161.2 million for the year ended December 31, 1998 primarily consisted of a $111.9 million decrease in interest and other investment income offset, in part, by an increase of $34.6 million in gain on sale of loans and investments.

     Operating expenses for the year ended December 31, 1999 consisted of $146.4 non-cash loss on retained interests in securitization, $40.3 million in interest expense, $42.3 million in personnel expense, $43.5 million in other general and administrative expense, $9.3 million in depreciation and amortization, a $8.7 million non-cash impairment of assets related to closing the retail branches, and a $3.3 million in provision for loan and asset portfolio losses. Operating expenses increased by $57.9 million from $235.9 million for the prior year
period  to  $293.8 million for the year ended December 31, 1999.   The
largest component of the increase is a $130.3 million increase in losses on retained interests in securitizations partly due to changes in prepayment and loss assumptions and other assumptions influenced by
market   conditions  and  mark-to-market  charges,  a   reduction   in
origination   volume,   soft  pricing  for   sub-prime   product   and
underwriting issues. Operating expenses also increased $8.7 million impairment on assets, $6.1 million in other general and administrative
expenses  and  $2.9  million in depreciation  and  amortization.   The
increases in operating expenses were offset by a $58.9 million decrease in interest expense related to lower average balances of warehouse debt supporting higher average balances of loans held for sale, a $18.5 million decrease in provision for loan and asset portfolio losses from the prior year and a $12.7 million decrease in personnel expenses due primarily to closing retail operations during the year and other staffing reductions in the wholesale and home office operations.

      Corporate, Other and Intercompany Eliminations. Operating loss of $58.1 million for the year ended December 31, 1999 increased $9.2 million over the operating loss of $48.9 million for the prior year. The increased loss consisted of a decrease of $4.4 million in interest and other investments, a decrease of $2.2 million in revenues from the pension advisory business resulting from the sale of this business in 1998, $4.7 million in increased personnel costs and $3.4 million in increased interest expenses, offset, in part, by a decrease of $6.2 million in general and administrative costs as these expenses were allocated to the lines of business.

      Income Taxes. As of December 31, 1999, the Company had a net federal income tax receivable due primarily to the 1999 net loss. In addition, as of December 31, 1999, the Company had a deferred tax asset for which the Company must have future taxable income to realize. Certain of these benefits begin to expire in 2002 and are subject to annual utilization limitations. Management believes that recorded net deferred tax assets will be realized in the normal course of business. The decrease in the 1999 effective tax rate to 22% from 152% in 1998 was due primarily to a minimum level of net income in 1998 which results in taxes at statutory rates being increased dramatically by non-deductible goodwill and state taxes.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     The Company reported revenues of $472.0 million, an increase from $320.8 million, or 47%, from the year ended December 31, 1997, operating income from continuing operations of $2.5 million as compared to 1997 operating income from continuing operations of $64.9 million, and a net loss of $69.2 million as compared to net income of $56.2 million in 1997. The decrease in operating income from continuing operations was due primarily to the sale of $1.4 billion of home equity lending loans held for sale, which occurred in response to unprecedented capital market conditions that caused spreads on MBS and related instruments to widen. The loss in discontinued operations was due to the $1.0 billion sale of commercial mortgage conduit loans and also due to unprecedented capital market conditions. Diluted weighted average common shares outstanding increased 17% due primarily to the early 1998 offering of 5.2 million of the Company's common shares and new shares issued in business acquisitions.

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

     Operating expenses for the year ended December 31, 1998 primarily consisted of $38.7 million in interest expense, $17.6 million in personnel cost, $7.9 million in other general and administrative expenses and $5.8 million of provision for loan losses. The $43.4 million increase in expenses from $32.1 million for the prior year to $75.5 million for the year ended December 31, 1998 was due primarily to an increase of $25.5 million in interest expense related to the financing for increased levels of investments and loans held for sale from 1997, $9.4 million in personnel expense related to expanded operations and $3.8 million in other general and administrative expenses primarily related to expanded operations.

     Asset Management. Revenues for the year ended December 31, 1998 primarily consisted of $82.2 million in interest and other investment income, $15.5 million in asset management and resolution fees and $12.2 million of gains on sales of loans and investments. The $21.4 million increase in revenues from $90.5 million for 1997 to $111.9 million for the year ended December 31, 1998 was primarily comprised of a $28.3 million increase in interest and other investment income offset, in part, by a $5.7 million decrease in gain on sale of loans and investments. Interest and other investment income increased due primarily to a significant increase in aggregate investments for the Company's own account. Gain on sale of loans and investments decreased due primarily to impairment and hedging losses on MBS in 1998 as opposed to MBS sale gains in 1997.

     Operating expenses for the year ended December 31, 1998 primarily consisted of $33.2 million in interest expense, $15.1 million in other general and administrative expenses and $14.0 million in personnel expenses. The $18.8 million increase in expenses from $46.5 million for the prior year to $65.3 million for the year ended December 31, 1998 was due primarily to a $13.8 million increase in interest expense related to the financing of increased levels of investments and a $6.8 million increase in other general and administrative expenses offset, in part, by a $2.4 million decrease in provision for loan loss expense resulting from fewer assets being managed.

      Residential Mortgage Banking. The residential mortgage banking line of business is comprised of the operations of MIC, acquired on August 11, 1998. Revenues for the period from inception (August 11,
1998) through December 31, 1998 primarily consisted of $72.1 million of gain on sale of VA streamlined re-financed loans. Operating expenses of $41.8 million primarily consisted of $30.4 million in personnel expense (primarily commissions) and $6.7 million in other general and administrative expense.

      Home Equity Lending. Revenues for the year ended December 31, 1998 were $161.2 million, a decrease of $5.2 million from the prior year period. Revenues for the year ended December 31, 1998 primarily consisted of $168.9 million in interest and other investment income and reflect a $78.7 million increase in interest income, generated by higher average balances of mortgage loans held for sale during 1998 offset, in part, by $16.6 million of net loss on sale of loans held for sale. The decrease in revenues and the $16.6 million net loss on sale is primarily attributable to a $101.6 million loss on sale of loans held for sale as described below.

     In October 1998, due to the market turmoil caused by the widening of spreads in the MBS market and in response to the Company's rapidly changing liquidity needs, the Company decided to sell its portfolio of performing home equity loans aggregating approximately $1.4 billion. The Company also decided to negotiate the termination of a commitment to purchase approximately $260.0 million of home equity loans. As of December 31, 1998, a $19.4 million retained interest (of which $15.0 million was collected subsequent to December 31, 1998) was carried on the Company's balance sheet representing the Company's interest in a subsequent securitization or sale of the home equity loans sold and also represents the Company's remaining maximum exposure related to the home equity loan sale.

     Operating expenses for the year ended December 31, 1998 primarily consisted of $99.2 million in interest expense, $55.0 million in personnel expense, $37.4 million in other general and administrative expense, $21.7 million in provisions for loan losses and $16.1 million loss on residuals. Operating expenses increased by $115.6 million from $120.2 million for the prior year period to $235.9 million for the year ended December 31, 1998. This increase primarily consisted of $45.3 million in interest expense related to higher average balances of warehouse debt supporting higher average balances of loans held for sale, $20.1 million in other general and administrative expenses due primarily to AMRESCO Residential Mortgage Corporation ("ARMC") expansion, $17.2 million in personnel expense, $16.1 million in mark-to-market reductions on retained interests in securitizations, and $14.1 million in provisions for investment and loan losses primarily related to delinquent loans.

     Corporate, Other and Intercompany Eliminations. Operating loss for the year ended December 31, 1998 increased $4.7 million due primarily to a $8.8 million loss on sales of RMBS, a decrease of $5.6 million of asset management fees and an increase of $6.3 million in interest expense related to the $330.2 subordinated debt issuance early in 1998 offset, in part, by a $10.6 million decrease in personnel costs related primarily to reduced incentive compensation accruals due to 1998 losses and a $3.7 million increase in interest and other investments.

      Income Taxes. As of December 31, 1998, the Company had a net federal income tax receivable due primarily from the 1998 net loss of which $34.8 million was received in January 1999 and $44.5 million was received in March 1999. The higher effective tax rate in 1998 was due primarily to the 1998 losses occurring in subsidiary entities which had less efficient tax structures compared to a 40% tax rate in 1997.

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

      The Company has significant ongoing liquidity needs to support its existing business and continued growth in commercial finance. The Company's liquidity is actively managed on a daily basis and the Company's financial status, including its liquidity, is reviewed periodically by the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company.

     Cash and cash equivalents totaled $42.4 million and $50.3 million at December 31, 1999 and 1998, respectively. Cash flows from operating activities plus principal cash collections on loans, asset portfolios and asset-backed securities totaled $876.5 million for the year ended December 31, 1999 compared to $499.4 million for 1998. The increase in cash flows from these activities resulted primarily from collections on loans and asset portfolios. The following is a summary of certain cash flow data (dollars in thousands):

                                                                          Year Ended December 31,
                                                                               1999       1998
Net cash provided (used) in operating activities from continuing operations  $ 120,421  $(122,870)
Net cash provided (used) in investing activities from continuing operations     87,649   (477,799)
Net cash provided (used) in financing activities from continuing operations   (306,825)   757,614
Net cash provided (used) in discontinued operations                             90,769   (132,156)
Other financial measures:
  Cash flow from operations and collections on loans, asset portfolios and
   asset-backed securities                                                     876,538    499,435
 Cash provided by (used in) new capital and borrowings, net (excluding
   warehouse loans payable)                                                   (306,877)   768,843
 Cash used for purchase of asset portfolios, asset-backed securities,
   mortgage servicing rights and originations of loans                        (646,776)  (992,419)
 Ratio of total debt to equity                                                   3.0:1      3.2:1
 Ratio of core debt to equity (1)                                                2.8:1      2.7:1
 EBITDA (2)                                                                     49,604    212,731
 Interest coverage ratio (3)                                                      0.3x       1.1x

(1)  Excludes indebtedness under warehouse lines of credit.
(2) EBITDA is calculated as income from continuing operations before interest, income taxes, depreciation and amortization. The Company has included information concerning EBITDA because EBITDA is one measure of an issuer's historical ability to service its indebtedness. EBITDA should not be considered as an alternative to, or more meaningful than, net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.
(3) Interest coverage ratio means the rolling twelve month ratio of earnings before interest, taxes, depreciation and amortization to interest expense.


The following table shows the components of the Company's capital structure, including certain short-term debt, as of December 31, 1999 and 1998 (dollars in millions):


                                    1999            1998
                                Amount    %      Amount    %
Shareholders' equity            $ 459.7  25%     $ 585.4  24%
Senior notes                                        57.5   2
Senior subordinated notes         580.0  31        580.2  24
Mortgage warehouse loans          101.9   6        276.3  11
Notes payable                     708.6  38        957.9  39
Total                          $1,850.2 100%    $2,457.3 100%

      Total assets decreased $0.7 billion to $1.9 billion at December 31, 1999 from $2.6 billion at December 31, 1998. This decrease was due primarily to decreased loans and asset portfolios and decreased retained interests in securitization and the impairment write down on the residential mortgage banking operations.


Senior Credit Facility

      Effective August 12, 1998 the Company entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by Bank of America, N.A., as administrative agent, and Credit Suisse First Boston, as syndication agent, replacing the Third Amended and Restated Loan Agreement (as modified and amended) dated as of
September  30,  1997.   The  Credit Agreement  provides  for  a  total
commitment of $504.3 million with a revolving loan commitment of $448.1 million and a term commitment of $56.2 million. Both facilities terminate as of June 30, 2000. As of November 26, 1999 the total maximum amount available under the Credit Agreement was reduced to $460.3 million, subject to certain requirements such as contractually determined advance percentage applied to each asset that is pledged as collateral ("asset coverage test"). At December 31, 1999, $384.7 million was outstanding under the Credit Agreement.

     The Credit Agreement was amended and restated as of January 18,
2000.  The amended and restated Credit Agreement provides for a revolving commitment of $92.0 million and a two term commitments of
$56.2 million (Term Loan A) and $320.4 million (Term Loan B).   In
conjunction with the sale of a substantial part of the real estate structured finance portfolio, the revolving commitment was reduced by $10.0 million to $82.0 million, Term Loan A commitment was reduced
$22.4 million to $33.8 million and Term Loan B commitment was reduced $133.0 million to $187.4 million. On February 8, 2000, Term Loan A was further reduced by $0.7 million to $33.1 million and Term Loan B was further reduced by $5.7 million to $181.7 million. Upon completion of the Lend Lease transaction and the sale of the United Kingdom asset management operations and other asset sales, Term Loan B was paid off and the revolver commitment reduced to $30.3 million. On March 30, 2000, the Credit Agreement was amended and restated. In conjunction with the amendment and restatement, the outstanding balance of Term Loan A was repaid with an advance from the revolving credit facility. The amended and restated Credit Agreement provides for a revolving commitment of $75.0 million through May 31, 2000 and $55.0 million thereafter to maturity on August 15, 2000. As of March 30, 2000, the revolver debt was $24.8 million.

Commercial Finance Facilities

     The Interim Warehouse and Security Agreement (the "Small Business Facility") dated February 26, 1998, between a wholly-owned subsidiary of the Company and Prudential Securities Credit Corporation ("Prudential") provides financing in an amount not to exceed $200.0 million for the origination and purchase of small business loans. On March 1, 2000, the Small Business Facility was amended to extend the Maturity Date to March 31, 2001. At December 31, 1999, $34.7 million was outstanding under the Commercial Concepts Agreement.

     The Interim Warehouse and Security Agreement (the "Franchise Agreement") dated March 17, 1998, between a wholly-owned subsidiary of the Company and Prudential provides financing in an amount not to exceed $150.0 million for the origination and purchase of certain franchise and construction loans. On March 1, 2000, the Franchise Facility was amended to extend the Maturity Date to March 31, 2001. At December 31, 1999, $3.4 million was outstanding under the Franchise Facility.

      The Loan Agreement ("Loan Agreement") dated August 31, 1998, between a wholly-owned subsidiary of the Company and Salomon Brothers Realty Corporation provides financing in an amount not to exceed $200.0 million to provide financing for the origination of commercial mortgage loans secured by certain real estate properties originated or acquired. At December 31, 1999, $15.2 million was outstanding under the Loan Agreement. The maturity date of the Loan Agreement is April 30, 2000.

        The Loan Agreement ("Transamerica Loan Agreement"), dated December 18, 1998 between a wholly-owned subsidiary of the Company and Transamerica Business Credit Corporation provides a working capital facility in the maximum aggregate principal amount of up to $75.0 million for the purpose of funding new Small Business Administration ("SBA") loans. On November 30, 1999, an amendment of the Transamerica Loan Agreement changed the mandatory repayment period applicable to advances from one year to 359 days from the date of advance. At December 31, 1999, $47.2 million was outstanding under the Transamerica Loan Agreement. The Transamerica Loan Agreement has a Maturity Date of December 31, 2001.

     On May 1, 1999, a wholly-owned subsidiary of the Company entered into a Financing Agreement (the "Financing Agreement") in which approximately $111.4 million of loans made by such subsidiary to small-to-medium sized local and regional home building companies were financed by Adjustable Rate Home Builder Loan Notes issued through the means of a private securitization. The Financing Agreement's final maturity is May 25, 2007. At December 31, 1999, $111.4 million was outstanding under the Financing Agreement.

     A wholly owned subsidiary of the Company entered into a Transfer and Administration Agreement (the "Transfer and Administration Agreement") with Kitty Hawk Funding Corporation and Bank of America, N.A., as agent on June 26, 1998, which was subsequently amended on November 26, 1999. As of December 31, 1999, the Transfer and Administration Agreement provides financing in an amount not to exceed $55.0 million for construction financing to various home builders and is secured by the specific assets funded by such debt. At December 31, 1999, $31.1 million was outstanding under the Transfer and Administration Agreement. The Transfer and Administration Agreement commitment terminates on April 30, 2000.

Home Equity Lending Facilities

     During the year ended December 31, 1998, the Company financed its home equity lending operations with warehouse lines of credit with aggregate credit limits of $2.9 billion. As a result of the restructuring of the home equity lending business described above, the Company's financing requirements and financing sources have been significantly reduced.

      The Master Repurchase Agreement ("the Agreement") dated October 17, 1996, between a wholly owned subsidiary of the Company and Donaldson Lufkin & Jenrette, provides financing for certain retained interests purchased or created during the Company's securitization process. As of December 31, 1999, $7.6 million was outstanding under the Agreement.

     On  June  30,  1999,  a wholly-owned subsidiary  of  the  Company entered into a Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans (the "Master Agreement") with Lehman Commercial Paper Inc., ("Lehman") for the sale and repurchase of certain mortgage loans. On September 20, 1999, the Master Agreement was modified by a Letter Agreement ("Letter Agreement") to provide financing for certain exception loans, as defined in the Letter Agreement. At December 31, 1999, $1.4 million was outstanding related to the Letter Agreement.

General

       Current  liquidity,  unused  revolver  availability  and   cash
available, as of March 30, 2000, was approximately $48.0 million. The primary sources of liquidity currently include the Credit Agreement and, to the extent described above, the Warehouse Facilities, and internally generated funds. In addition to the loan sales and other matters described above, the Company expects to manage its liquidity from cash flows generated from its existing operations, and returns of and on investments in the ordinary course of business.

     The Credit Agreement, the Warehouse Facilities and the indentures under which the senior subordinated notes are issued contain certain financial covenants relating to among other things, interest coverage, leverage and tangible net worth. If the Company experiences additional losses it may be in default under the financial covenants. Any such default could materially impact the Company's financial condition and prospects. The Company does not anticipate that it will be in default under any of its credit agreements and facilities in the foreseeable future. Although the Company is in compliance with all its respective debt agreements, these debt agreements contain restrictions on the incurrence of additional debt. These restrictions currently preclude the incurrence of additional long term debt, other than under the Credit Agreement (or any replacement or successor thereto) and pursuant to warehouse lines of credit, asset-based financings and other similar arrangements designed to support its various lines of business.

      The Company has historically accessed the capital markets as an important part of its capital raising activities, including to raise funds in debt and equity offerings, to finance the acquisition of assets and the origination and accumulation of loans, and to securitize and sell loans originated by its different business lines. The Company anticipates that its access to the capital markets will be significantly limited for the foreseeable future and that other sources of third party financing will also be limited.

Other Matters

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value depending upon the Company's rights or obligations under the applicable derivative contract. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. In June 1999, The FASB issued SFAS No. 137 which deferred the effective date of the SFAS No. 133 for one year. The Company will adopt SFAS No. 133 on January 1, 2001, as required. The Company has not yet determined the impact on the Consolidated Financial Statements upon adoption of this standard.

      In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities based upon its ability and intent to sell or hold those investments. The Company applied the new rules of SFAS 134 on January 1, 1999. The adoption of SFAS 134 did not have a material impact on the Company's results of operations or financial position.

Year 2000 Issue Update

     The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based upon operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the "Year 2000 issue". However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll or financial closings at month, quarter, or year-end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its borrowers, significant business partners, lenders, vendors and other service providers are adversely affected by Year 2000 or similar issues. The Company is not currently aware of any significant Year 2000 or similar problems that have arisen for its borrowers, significant business partners, lenders or vendors or other service providers.

     The Company expended $1.0 million on Year 2000 readiness efforts from 1997 to 1999. These efforts included assessing, remediating or replacing, testing and upgrading the Company's business critical systems with the assistance of a consulting firm that specializes in Year 2000 readiness. These costs do not include costs associated with internal resources assigned to the initiative.

Private Litigation Securities Reform Act of 1995

      This report contains forward-looking statements based upon current expectations that involve a number of risks and uncertainties. The forward-looking statements are made pursuant to safe harbor provisions of the Private Litigation Securities Reform Act of 1995. The factors that could cause actual results to differ materially include the following: industry conditions and competition, interest rates, business mix, availability of additional financing, and the risks described from time to time in the Company's reports to the Securities and Exchange Commission.


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

      The following is a discussion of the Company's primary market risk exposures as of December 31, 1999, including a discussion of how those exposures are managed.

Interest Rate Risk

      The Company is subject to interest rate risk through its normal operating activities. The Company generates fixed rate loans and investments through its origination and asset management activities. A substantial portion of these fixed rate loans and investments are financed by LIBOR based notes payable and warehouse loans payable. In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments help to hedge against changes in interest rates. The Company may reduce its exposure to fluctuations in interest rates by creating offsetting positions through the use of derivative financial instruments. Derivatives are used to lower funding costs, to diversify sources of funding, or to alter interest rate exposures arising from mismatches between assets and liabilities. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company party to highly leveraged derivatives. These financial instruments include interest rate cap agreements, put options and forward and futures contracts. The instruments involve, to varying degrees, elements of risk in excess of the amount recognized in the consolidated statements of financial condition. The Company controls the risk of its hedging agreements, interest rate cap agreements and forward and futures contracts through approvals, limits and monitoring procedures.

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

      Futures and forward contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. The Company enters into these contracts to reduce the risk of loss in value on certain investments and loan portfolios due to changes in interest rates and currency exchange rates. Initial margin requirements are met in cash or other instruments. Futures contracts have little credit risk because futures exchanges are the counterparties. Forward agreements and interest rate swaps and caps are subject to the creditworthiness of the counterparties, which are principally large financial institutions.


Interest rate sensitivity analyses are used to measure the Company's interest rate risk related to its trading and other than trading portfolios by computing hypothetical changes in fair values of interest rate sensitive assets, liabilities and off balance sheet items in the event of a hypothetical changes in interest rates. The following are the Company's interest rate sensitivity analyses as of December 31, 1999 (dollars in millions):

     Retained Interests in Securitization (trading):

       Change in                Hypothetical   Hypothetical
    Interest Rates  Fair Value    Change ($)    Change (%)
          10%         $310.0       $10.7          3.6%
           0           299.3          -            -
         (10)%         290.0        (9.3)        (3.1)

      A hypothetical increase in interest rates is projected to decrease loan pre-payments increasing the fair value of the retained interests. This increase is projected to more than offset a decrease in fair value of the retained interests caused by higher market interest rates.

     Other than Trading:

    Change in                 Hypothetical Hypothetical
  Interest Rates  Fair Value    Change $     Change %
       10%          $375.7       $(4.9)       (1.3)%
        0            380.6           -           -
      (10)%          386.2         5.6         1.5

      The other than trading category includes loans held for sale, loans and asset portfolios, asset backed securities, derivative positions, senior subordinated notes and the amount outstanding under the Company's Credit Agreement to the extent the fair value could be affected by a widening of spreads. In an increasing interest rate environment, the Company projects the fair value of its debt obligations to decrease offset, in part, by a fair value reduction in its asset and derivative portfolio.

      Any market interest rate change would adjust the Company's projected cash flows from its variable rate assets and liabilities. Such changes in cash flows are not reflected in the above analysis as the fair values of variable assets and liabilities would not materially be affected by a 10% change in interest rates. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to re-pricing, they may react in different degrees to changes in interest rates. Changes in interest rates related to certain types of assets and liabilities may fluctuate in advance of changes in market interest rates while changes in interest rates related to other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as variable rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Additionally, changes in market interest rates may increase or decrease due to pre-payments and defaults influenced by changes in market interest rates affecting the valuation of certain assets. Accordingly, the data presented in the above table should not be relied upon as indicative of actual results in the event of changes in interest rates.

Foreign Exchange Risk

     Foreign exchange risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments. The Company is subject to foreign exchange risk to the extent its income bearing assets exceeds its related foreign denominated debt. At December 31, 1999, the Company had one forward contract in place to hedge against a portion of its foreign exchange rate exposure. The following table summarizes the hypothetical impact to the Company's financial position due to changes in foreign currency exchange rates (dollars in millions):

   Change in
    Foreign
 Exchange Rates                Hypothetical  Hypothetical
  per Dollar     Fair Value       Change        Change
      10%          $16.0         $ (1.4)        (8.0)%
       0            17.4              -            -
     (10)%          19.0            1.6          9.2%


Other Market Risks

      As with any entity's investment or asset portfolio, the Company is subject to the risk that certain unpredictable conditions can exist which combine to have the effect of limiting the Company's ability to liquidate its assets through sale or securitization. As was the case in late 1998 when unprecedented market conditions caused a widening of interest rate spreads resulting in losses to the Company and substantial requirements on the Company's liquidity position, certain events, however remote a possibility, can again exist reducing the Company's ability to liquidate certain assets. The Company believes its liquidity risk would not be materially impacted solely by a 10% change in interest rates without a more substantial change in spreads.

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

Exhibit
Number    Description of Exhibit

3.(a) Restated  Certificate of Incorporation, filed as exhibit  3(a)
     to Registrant's Form 10K for the fiscal year ended December 31, 1997, which is incorporated herein by reference.
  (b) Amended and Restated Bylaws effective as of February 25, 1997 filed as exhibit 3 (b) to Registrant's Form 10-K for the fiscal year ended December 31, 1996, which is incorporated herein by reference.
4.(a) See Exhibits 3(a) and (b).
  (b) Indenture,   dated  as  of  January  15,  1996,  between   the
     Registrant and Bank One, Columbus, N.A., as trustee, filed  as
     Exhibit 4.1 to the Registrant's Form 8-K dated February 2, 1996, which exhibit is incorporated herein by reference.
  (c) Indenture, dated as of March 1, 1997, between the Company and Bank One, Columbus, N.A., as trustee, filed as Exhibit 4.1 to the Registrant's Form 8-K dated March 12, 1997, which exhibit is incorporated herein by reference.
  (d) Officers' Certificate and Company Order dated as of March  12,
     1997,   establishing  the  terms  of  the   Company's   Senior
     Subordinated Notes, Series 1997-A due 2004, filed  as  Exhibit
     4.2  to the Registrant's Form 8-K dated March 12, 1997,  which exhibit is incorporated herein by reference.
  (e) Officers' Certificate and Company Order dated as of February 23, 1998, establishing the terms of the Company's Senior Subordinated Notes, Series 1998-A due 2005, filed as exhibit 4(e) to Registrant's Form 10K for the fiscal year ended December 31, 1997, which is incorporated herein by reference.
  (f) Specimen Common Stock Certificate, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3 (No. 33-63683), which exhibit is incorporated herein by reference.
10.(a) Form of Indemnification Agreement together with a list of  all officers  and directors who have signed such agreement,  filed
      as   Exhibit  10(g)  to  the  Registrant's  Annual  Report  on
      Form 10-K for the year ended October 31, 1987, which exhibit is incorporated herein by reference.
  (b) Form of Indemnification Agreement dated as of August 24, 1993, together with a list of all officers and directors who have signed such agreement, filed as Exhibit 10(g) to the
     Registrant's Quarterly Report on Form 10-Q for the quarter ended September 31, 1993, which exhibit is incorporated herein by reference.
  (c) Fifth Amended and Restated Incentive Stock Option Plan dated as of November 20, 1990, filed as Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, which exhibit is incorporated herein by references.(2)
  (d) Fourth Amended and Restated Stock Option Plan dated as of November 20, 1991, filed as Exhibit 10(i) to the Registrants Annual Report on Form 10-K for the year ended December 31, 1991, which exhibit is incorporated herein by reference.(2)
  (e) Stock Option Agreement, dated as of April 17, 1990, between the Registrant and Bruce W. Schnitzer, and Termination of
     Warrant  between Mr.  Schnitzer and the Registrant,  filed  as
     Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990, which exhibit is incorporated herein by reference.(2)
  (f) Promissory Note dated October 31, 1990 issued by James P. Cotton, Jr. to the Registrant, filed as Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990, which exhibit is incorporated herein by reference.
  (g) Promissory Note dated October 31, 1990 issued by Gerald E. Eickhoff to the Registrant, filed as Exhibit 10(w) to the Registrant's Annual Report Form 10-K for the year ended October 31, 1990, which exhibit is incorporated herein by reference.
  (h) Registrant's  1993 Key Individual Stock Option Plan  filed  as
     Exhibit  10(z) to the Registration Statement of Registrant  on
     Form   S-4  under  the  Securities  Act  of  1993  (File   No.
     33-72732), which exhibit is incorporated herein by reference.(2)
  (i) Indemnification  Agreement,  dated  March  30,  1993,  between
     AMRESCO  Holdings,  Inc.  and Richard  L.   Cravey,  filed  as
     Exhibit 10(ab) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, which exhibit is incorporated herein by reference.
  (j) The Registrant's Retirement Savings and Profit Sharing Plan and Trust filed as Exhibit 10(ag) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, which exhibit is incorporated herein by reference.(2)
  (k) The Registrant's Severance Pay Plan filed as Exhibit 10(ai) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, which exhibit is incorporated herein by reference.(2)
  (l) Employment Agreement, dated as of May 31, 1994, between Registrant and Robert H. Lutz, Jr., filed as Exhibit 10(y)
     to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, which exhibit is incorporated herein by reference.(2)
  (m) Amendment to Stock Option Agreement, dated as of April 1, 1995, between the Registrant and Bruce W. Schnitzer filed as
     Exhibit 10(an) to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, which exhibit is incorporated herein by reference. (2)
  (n) Office Lease, dated as of February 9, 1996, between K-P  Plaza
     Limited    Partnership   and   the   Registrant    filed    as
     Exhibit 10(ao) to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, which exhibit is incorporated herein by reference.
  (o) First Amendment to Office Lease dated July 17, 1996, filed  as exhibit 10(r) to Registrant's Form 10K for the fiscal year ended December 31, 1997, which is incorporated herein by reference.
  (p) Second Amendment to Lease Agreement dated May 27, 1997, filed as exhibit 10(s) to Registrant's Form 10K for the fiscal year ended December 31, 1997, which is incorporated herein by reference.
  (q) Third Amendment to Lease Agreement dated September 22, 1997, filed as exhibit 10(t) to Registrant's Form 10K for the fiscal year ended December 31, 1997, which is incorporated herein by reference.
  (r) Lease Expansion and Fourth Amendment to Lease Agreement dated January 6, 1998, filed as exhibit 10(u) to Registrant's Form 10K for the fiscal year ended December 31, 1997, which is incorporated herein by reference.
  (s) Form of Severance Agreement, dated as of May 29, 1996, with Robert H Lutz, Jr., Robert L. Adair, Barry L. Edwards, L. Keith Blackwell, Ronald B. Kirkland and Ronald Castleman filed as exhibit 10(x) to the registrants Form 10-K for the fiscal year ended December 31, 1996, which is incorporated herein by reference. (2)
  (t) Form of Letter Agreement, dated as of March 20, 1997, with Harold E. Holliday, Jr. filed as exhibit 10(y) to the registrants Form 10-K for the fiscal year ended December 31, 1996, which is incorporated herein by reference. (2)
  (u) AMRESCO, INC. 1997 Stock Option Plan filed as exhibit 10 (ac) to the registrants Form 10-K for the fiscal year ended December 31, 1996, which is incorporated herein by reference.
     (2)
  (v) AMRESCO,  INC.  1995 Stock Option and Award Plan,  as  amended and restated. (2)
  (w) AMRESCO,  INC.  1998  Stock Option and  Award  Plan  filed  as
     Exhibit 10 to the registrants' Form 10-Q for the fiscal quarter ended June 30, 1998, which is incorporated herein by reference. (2)
  (x) Credit  Agreement  entered into as of August  12,  1998  among
     AMRESCO,   INC.,   as   borrower,   NationsBank,    N.A.    as
     administrative  agent  and  Credit  Suisse  First  Boston   as
     syndication agent for the "Lenders" filed as Exhibit 10 to the registrant's Form 10-Q for the fiscal quarter ended
     September   30,   1998,  which  is  incorporated   herein   by
     reference.
  (y) The First Modification of Credit Agreement entered into as of September 17, 1998 among AMRESCO, INC., as borrower, and NationsBank, N.A. as administrative agent for the "Lenders", filed as exhibit 10(ac) to Registrant's Form 10K for the fiscal year ended December 31, 1998, which is incorporated herein by reference.
  (z) The Second Modification of Credit Agreement entered into as of November 30, 1998, among AMRESCO, INC., as borrower, and NationsBank, N.A. as administrative agent for the "Lenders", filed as exhibit 10(ad) to Registrant's Form 10K for the fiscal year ended December 31, 1998, which is incorporated herein by reference.
 (aa) The   Third  Modification  of  Credit  Agreement  and  Consent
     entered into as of February 28, 1999 among AMRESCO, INC., as borrower, and NationsBank, N.A. as administrative agent for the "Lenders", filed as exhibit 10(ad) to Registrant's Form 10K for the fiscal year ended December 31, 1998, which is incorporated herein by reference.
 (ab) Amendment No.1 to Rights Agreement, dated as of March 2, 1999, executed by and between AMRESCO, INC. and The Bank of New York, as Rights Agent (attached as Exhibit 1a to the Registrants Form 8-A [Amendment No.1] filed as of March 24, 1999, which is incorporated herein by reference.
 (ac) Amended and Restated Credit Agreement, dated January 18, 2000, among AMRESCO, INC. and its subsidiaries, as borrowers, and Bank of America, N. A. as Administrative Agent, and certain financial institutions and Funds, as Lenders. (1)
 (ad) First Modification of Amended and Restated Credit Agreement, dated as of February 25, 2000, by and among AMRESCO, INC. and the subsidiaries of AMRESCO listed as borrowers and Bank of America, N.A., as Administrative Agent, for and on behalf of the Lenders. (1)
 (ae) Asset Purchase Agreement, dated December 8, 1999, by and among, AMRESCO, INC. and certain of its subsidiaries, as Sellers and Lend Lease (US) Services, Inc., as Purchaser, filed as Exhibit 2.1 to the Registrant's Form 8-K dated
     December 8, 1999 which exhibit is incorporated herein by reference.
 11.  Statement re: Computation of Per Share Earnings. (1)
 21.  Subsidiaries of the Registrant. (1)
 23. Consent of Independent Auditors-Deloitte & Touche LLP. (1) 27.(a) Financial Data Schedule- Fiscal year end 1999. (1)
    (b) Financial Data Schedule- Fiscal year ends 1997, 1998 and Quarters 1, 2 and 3 of 1998. (1)
    (c) Financial Data Schedule- Quarters 1, 2 and 3 of 1999. (1)

(1)  Filed herewith.

(2) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.


Reports on Form 8-K

     The Registrant filed a Current Report on Form 8-K, dated December 8, 1999, reporting pursuant to Items such Form the entering into an Asset Purchase Agreement dated December 8, 1999, by and among AMRESCO, INC. and certain of its subsidiaries, as Sellers, and Lend Lease (US) Services, Inc., as Purchasers.

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2000.

                           AMRESCO, INC.

                           By /s/ ROBERT H. LUTZ, JR.
                           Robert H. Lutz, Jr.

                           Chairman of the Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 30th day of March, 2000:

           Signature                       Title
                                Chairman of the Board and Chief Executive
       /s/ ROBERT H. LUTZ, JR.  Officer
      Robert H. Lutz, Jr.
                              Director, President and Chief Operating Officer
      Robert L. Adair III
                              Executive Vice President and Chief Financial
      /s/ BARRY L. EDWARDS    Officer (Principal Financial Officer)
          Barry L. Edwards
                              Director
     /s/ JAMES P. COTTON, JR.
         James P. Cotton, Jr.
                              Director
     /s/ RICHARD L. CRAVEY
         Richard L. Cravey
                              Director
     /s/ AMY J. JORGENSEN
         Amy J. Jorgensen
                              Director
    /s/ BRUCE W. SCHNITZER
        Bruce W. Schnitzer
                             Senior Vice President and Chief Accounting
    /s/ RON B. KIRKLAND      Officer (Principal Accounting Officer)
           Ron B. Kirkland       (Principal Accounting Officer)



                     INDEX TO FINANCIAL STATEMENTS


                                                                   Page
 I. Financial Statements of AMRESCO, INC. and Subsidiaries

 Consolidated Balance Sheets, December 31, 1999 and 1998          F- 2
 Consolidated Statements of Operations for the Years Ended
 December 31, 1999, 1998 and 1997                                 F- 3
 Consolidated Statements of Shareholders' Equity for the Years
 Ended December 31, 1999, 1998 and 1997                           F- 4
 Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1999, 1998 and 1997                                 F- 5
 Notes to Consolidated Financial Statements                       F- 6
 Independent Auditors' Report                                     F-28


                    AMRESCO, INC.  AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1999 and 1998
               (In thousands, except for share amounts)

                                                                     1999       1998
                        ASSETS
Cash and cash equivalents                                          $ 42,352   $ 50,338
Loans held for sale, net                                            295,041    350,500
Loans and asset portfolios, net                                     705,353    937,384
Retained interests in securitizations - trading (at fair value)     299,311    515,773
Asset-backed securities - available for sale (at fair value)        107,005    141,181
Accounts receivable, net of reserves of $605 and $496                17,685     15,198
Income taxes receivable                                               3,403     22,210
Deferred income taxes                                                73,983     29,487
Premises and equipment, net of accumulated
 depreciation of $16,781 and $13,870                                 16,846     21,051
Intangible assets, net of accumulated amortization of
$45,812 and $20,745                                                 180,139    211,121
Mortgage servicing rights, net of accumulated
amortization of $939 and $1,589                                       6,283     13,731
Other assets                                                         69,272     81,476
Net assets of discontinued operation                                127,753    197,895

TOTAL ASSETS                                                     $1,944,426 $2,587,345

         LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
 Accounts payable                                                $   20,098 $   35,069
 Accrued employee compensation and benefits                          15,415     24,731
 Notes payable                                                      708,611    957,871
 Warehouse loans payable                                            101,894    276,284
 Senior notes                                                                   57,500
 Senior subordinated notes                                          580,033    580,179
 Other liabilities                                                   58,656     70,304

   TOTAL LIABILITIES                                              1,484,707  2,001,938

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY:
  Common stock, $0.05 par value, authorized 150,000,000
   shares; 49,792,788 and 49,099,135 shares issued                   2,490       2,456
 Capital in excess of par                                          546,762     543,871
 Common stock to be issued for earnouts                             87,548
 Unamortized stock compensation                                     (4,096)     (4,981)
 Treasury stock, $0.05 par value, 1,024,339 shares                 (17,363)    (17,363)
 Accumulated other comprehensive loss                               (8,848)    (12,651)
 Retained earnings (deficit)                                      (146,774)     74,075

   TOTAL SHAREHOLDERS' EQUITY                                      459,719     585,407

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $1,944,426  $2,587,345

            See notes to consolidated financial statements.

                    AMRESCO, INC.  AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Years Ended December 31, 1999, 1998 and 1997
                 (In thousands, except per share data)


                                                                    1999     1998      1997
 REVENUES:
   Interest and other investment income                          $ 247,420  $342,404  $179,041
   Gain on sale of loans and investments, net                      144,838    97,596   103,385
   Mortgage banking and servicing fees                              14,617     9,983    10,800
   Asset management and resolution fees                             19,799    17,714    24,948
   Other revenues                                                    3,195     4,264     2,595

             Total revenues                                        429,869   471,961   320,769

 EXPENSES:
   Personnel                                                        176,207   144,218   96,756
   Interest                                                         157,708   191,878   98,861
   Loss on retained interests in securitizations                    146,398    16,100
   Impairment of assets                                             113,497
   Other general and administrative                                  90,747    69,278   33,498
   Provisions for loan and asset portfolio losses                    (1,087)   29,634   16,764
   Depreciation and amortization                                     37,450    18,315    9,957

             Total expenses                                         720,920   469,423  255,836

   Income (loss) from continuing operations before income taxes    (291,051)    2,538   64,933
   Income tax expense (benefit)                                     (62,774)    3,868   25,822
   Income (loss) from continuing operations                        (228,277)   (1,330)  39,111
   Income (loss) from discontinued operations, net of income taxes    7,428   (67,841)  17,113

           NET INCOME (LOSS)                                      $(220,849) $(69,171) $56,224

   Weighted average earnings (loss) per common share - basic:
   Income (loss) from continuing operations                          $(4.77)   $(0.03)   $1.11
   Income (loss) from discontinued operation, net of income taxes      0.16     (1.58)    0.48
   Net income (loss)                                                 $(4.61)   $(1.61)   $1.59

  Weighted average earnings (loss) per common share - diluted:
  Income (loss) from continuing operations                           $(4.77)   $(0.03)   $1.07
  Income (loss) from discontinued operation, net of income taxes       0.16     (1.58)    0.46
  Net income (loss)                                                  $(4.61)   $(1.61)   $1.53


            See notes to consolidated financial statements.

                                 AMRESCO, INC.  AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      For the Years Ended December 31, 1999, 1998 and 1997
                                         (In thousands)

                                                 Capital                       Accum Other            Compr.
                                 Common Stock    Excess of           Treasury    Compr.     Retained  Income
                                 Shares  Amount    Par      Other     Stock    Income (Loss) Earnings  (Loss)   Total
JANUARY 1, 1997                 33,796   $1,690  $213,843  $(1,129) $  (160)   $  249       $ 87,022            $301,515
Comprehensive income:
Net income                                                                                    56,224   $56,224
Other comprehensive income:
Unrealized gains on securities                                                 15,556                   15,556
Reclassification of gains
included in net income                                                         (2,203)                  (2,203)
Foreign currency translation
adjustments                                                                       (57)                     (57)
Tax effects of other
comprehensive income                                                           (5,186)                  (5,186)
Other comprehensive income                                                                               8,110
Comprehensive income                                                                                   $64,334    64,334
Issuance of common stock
  for acquisition               2,095      105    34,203                                                          34,308
Exercise of stock options
 (including tax benefit)          442       21     5,927                                                           5,948
Issuance of common stock
 for unearned stock compensation  169        9     3,335    (3,344)
Issuance of common stock for
 earnout                           44        2       775                                                             777
Amortization of unearned stock
compensation                                                 1,718                                                 1,718
Other                              (3)              (142)       42                                                  (100)

DECEMBER 31, 1997              36,543    1,827   257,941    (2,713)   (160)     8,359   143,246                  408,500
Comprehensive loss:
Net loss                                                                                (69,171)      $(69,171)
Other comprehensive loss:
Unrealized loss on securities                                                 (32,369)                 (32,369)
Reclassification of gains
included in net loss                                                           (1,261)                  (1,261)
Foreign currency translation
adjustments                                                                      (813)                    (813)
Tax effects of other
comprehensive income                                                           13,433                   13,433
Other comprehensive loss                                                                               (21,010)
Comprehensive loss                                                                                    $(90,181)  (90,181)
Common stock offering,
net of offering costs          5,175     259    147,113                                                          147,372
Issuance of common stock for
purchase of subsidiaries       3,562     177     98,142                                                           98,319
Issuance of common stock for
earnout                        3,359     168     29,914                                                           30,082
Exercise of stock options
(including tax benefit)          307      17     5,957                                                             5,974
Issuance of common stock for
unearned stock compensation      220      11     6,515    (6,526)
Amortization of unearned stock
compensation                                               2,544                                                   2,544
Acquisition of treasury stock                                      (17,203)                                      (17,203)
Other                            (67)     (3)   (1,711)    1,714

DECEMBER 31, 1998             49,099   2,456   543,871    (4,981)  (17,363)   (12,651)    74,075                 585,407
Comprehensive loss:
Net loss                                                                                (220,849)   $(220,849)
Other comprehensive income:
Unrealized loss on securities                                                    (579)                   (579)
Reclassification of losses
included in net loss                                                            2,730                   2,730
Foreign currency translation
adjustments                                                                     3,525                   3,525
Tax effects of other
comprehensive income                                                           (1,873)                 (1,873)
Other comprehensive income                                                                              3,803
Comprehensive loss                                                                                  $(217,046)  (217,046)
Common stock to be issued
for earnouts                                              87,548                                                  87,548
Amortization of unearned stock
compensation                                               6,940                                                   6,940
Purchase of subsidiaries -
adjustment related to stock
price change                                    (4,049)                                                           (4,049)
Issuance of common stock for
 earnout                          27      1        194                                                               195
Issuance of common stock for
unearned stock compensation      708     36      6,598    (6,634)
Other                            (41)    (3)       148       579                                                     724

DECEMBER 31, 1999             49,793 $2,490   $546,762   $83,452   $(17,363)   $ (8,848)  $(146,774)            $459,719

            See notes to consolidated financial statements.



                           AMRESCO, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Years Ended December 31, 1999, 1998 and 1997
                               (In thousands)

                                                                       1999        1998       1997
OPERATING ACTIVITIES:
 Net income (loss)                                                 $ (220,849)   $ (69,171)  $ 56,224
 (Income) loss from discontinued operation                             (7,428)      67,841    (17,113)
 Income (loss) from continuing operations                            (228,277)     (1,330)     39,111
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
  Gain on sale of loans and investments                              (144,838)    (97,596)   (103,385)
  Loss on retained interests                                          146,398      16,100
  Depreciation and amortization                                        37,450      18,315       9,957
  Impairment of assets                                                113,497
  Accretion of interest income                                        (20,017)    (18,874)    (35,018)
  Provisions for loan and asset portfolio losses                       (1,087)     29,634      16,764
  Deferred tax benefit                                                (44,496)     (1,638)    (14,564)
  Other                                                                13,763       9,199       4,704
  Changes in assets and liabilities (exclusive
  of such acquired in business combinations):
   Loans held for sale, net                                           297,048     800,943    (657,600)
   Retained interests in securitizations                              149,299    (165,213)    (44,099)
   Other assets                                                        (3,901)    (11,545)    (10,810)
   Accounts payable                                                   (14,971)     17,291       4,242
   Warehouse loans payable                                           (174,390)   (682,465)    582,322
   Income taxes payable/receivable                                     18,807     (54,208)     29,535
   Other liabilities and accrued compensation and benefits            (23,864)     18,517      46,213
     Net cash provided by (used in) operating
      activities of continuing operations                             120,421    (122,870)   (132,628)

INVESTING ACTIVITIES:
 Sale of temporary investments, net                                                            34,190
 Origination of loans and purchase of asset portfolios               (645,734)   (875,758)   (576,647)
 Collections on loans and asset portfolios                            733,246     575,722     223,453
 Purchase of asset-backed securities available for sale                          (116,623)    (75,681)
 Proceeds from sale of and collections on asset-backed
 securities available for sale                                         22,871      46,583      60,304
 Origination and purchase of mortgage servicing rights                 (1,042)        (38)
 Proceeds from sale and transfer of mortgage servicing rights           6,139
 Cash used for purchase of subsidiaries including earnout payments    (27,348)    (68,951)     (2,176)
 Other                                                                   (483)    (38,734)      3,725
   Net cash provided by (used in) investing activities of
     continuing operations                                             87,649    (477,799)   (332,832)

FINANCING ACTIVITIES:
 Net proceeds from notes payable and other debt                       914,254   1,723,807   1,169,816
 Repayment of notes payable and other debt                         (1,221,131) (1,423,164)   (862,092)
 Proceeds from issuance of senior subordinated notes,
  net of issuance costs                                                           320,828     186,146
 Proceeds from common stock offerings                                             147,372
 Other                                                                    52      (11,229)      5,948
    Net cash provided by (used in) financing
     activities of continuing operations                            (306,825)     757,614     499,818

Net cash provided by (used in) discontinued operation                 90,769     (132,156)    (27,489)

Net increase (decrease) in cash and cash equivalents                  (7,986)      24,789       6,869
Cash and cash equivalents, beginning of year                          50,338       25,549      18,680

Cash and cash equivalents, end of year                             $  42,352    $  50,338   $  25,549

SUPPLEMENTAL DISCLOSURES:
 Interest paid                                                      $165,932    $ 184,153   $  92,138
 Common stock issued for purchase of subsidiaries and earn-outs          195      128,401      35,085
 Income taxes paid                                                     5,571       27,505      35,826
 Common stock issued for unearned stock compensation, net              6,100        4,812       3,344
 Equity accrued for earn-out                                          87,548
 Transfer of loans held to maturity to loans held for sale           162,361

            See notes to consolidated financial statements.

                    AMRESCO, INC.  AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

      AMRESCO, INC. (the "Company") is engaged primarily in the business of real estate lending, commercial finance and the acquisition, resolution and servicing of nonperforming and underperforming commercial loans. The Company's business may be affected by many factors, including real estate and other asset values, the level of and fluctuations in interest rates, changes in the small business and franchise loan securitization market, and competition. In addition, the Company's operations require continued access to short term sources of financing. As further described in Notes 3 and 17, the Company has discontinued its commercial mortgage banking line of business and will concentrate its efforts on its commercial finance line of business in the future.

       Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

      Interest and Other Investment Income. The Company's interest income consists of interest earned on loans and asset portfolios and accrued earnings on securities purchased or retained from securitization trusts. Interest income on loans and retained interests in securitizations is recorded as earned. Interest income represents the interest earned on the loans during the warehousing period (the period prior to their securitization), as well as loans held on the balance sheet on a long-term basis, and the recognition of interest income on the securities retained after securitization. Interest and other investment income is recognized using the effective yield method and includes accretion of discounts, amortization of premiums and market valuation adjustments for securities classified as trading.

      Gain (Loss) on Sale of Loans and Investments. The Company computes a gain or loss on the sale and/or securitization of loans and investments based on the fair value of proceeds received over the allocated basis (between the assets sold and any retained interests) based upon their relative fair values at the date of sale. Retained interests in assets sold are initially recorded at their allocated basis and are classified as trading securities which are carried at estimated fair value.

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

      Asset-Backed Securities. The Company's investments in asset-backed securities are classified as available for sale and are carried at estimated fair value determined by quoted market rates when available, otherwise by discounting estimated cash flows at current market rates. Any unrealized gains or losses on asset-backed securities are excluded from earnings and included in accumulated other comprehensive income, a separate component of shareholders' equity. Any realized gains or losses are included in earnings and are calculated based upon the specific identification method. Any impairment, other than temporary, in the value of a security is included in earnings.

      Retained Interests in Securitizations. Retained interests in securitizations are classified as trading and are carried at estimated fair value. The carrying value of the retained interests in securitizations is analyzed by the Company on a disaggregated basis to determine whether historical prepayment and loss experience, economic conditions and trends, collateral values and other relevant factors have had an impact on the carrying value. Changes in market value are included in earnings. Cash flows for retained interests in securitizations are generally subordinated to other security holders in a securitization trust. The retained interests in securitizations are valued at the discounted present value of the cash flows based upon the expected timing of the release of cash by the securitization trust ("cash-out method") over the anticipated life of the assets sold after estimated future credit losses, estimated prepayments and normal servicing and other related fees. The discounted present value of such retained interests is computed using management's assumptions of market discount rates, prepayment rates, default rates, credit losses and other costs.

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

      Intangible Assets. Intangible assets represent the excess of purchase price over the fair value of tangible net assets acquired in connection with the purchases of other businesses. These intangible assets, principally goodwill, are amortized using the straight-line method over periods ranging from one to twenty-two years.

      Long-Lived Assets. The Company reviews the carrying value of long-lived assets, such as intangibles and premises and equipment, used in operations when changes in events or circumstances indicate that the assets might have become impaired. The Company evaluates any possible impairment of long-lived assets using estimates of undiscounted cash flows. In addition, the Company periodically assesses the recoverability of intangible assets and estimates the remaining useful life by reviewing projected results of acquired operations, servicing rights and contracts. If this evaluation indicates that an asset is impaired, the Company records a charge to operations to reduce the asset's carrying value to fair value (see
Note 2).

      Mortgage Servicing Rights. The Company recognizes as separate assets the rights to service mortgage loans for others, whether the servicing rights are purchased or obtained through loan originations and contractually separated from the underlying loans by sale or securitization, by allocating total costs incurred between the loan sold and the servicing rights retained based upon their relative fair values. Amortization of mortgage servicing rights ("MSRs") is based upon the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from pre-payments and scheduled loan amortization. The Company estimates future pre-payment rates based upon current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. MSRs are periodically assessed for impairment which would be recognized in the consolidated statement of operations. The Company evaluates impairment through stratification of its loan portfolio based upon certain risk characteristics including loan type (commercial or residential) and contractual interest rate (fixed or adjustable).

      Investment in AMRESCO Capital Trust. The Company currently owns approximately 1.5 million common shares, or 15%, of the outstanding common stock of AMRESCO Capital Trust ("ACT"), which is a real estate investment trust. The Company also acts as manager of ACT for which it receives a management fee from ACT for performing asset management services. Fees and reimbursable expenses recognized by the Company for such services totaled $2.3 million and $1.0 million for 1999 and 1998, respectively. During the fourth quarter 1999, the Company recorded an impairment of $1.5 million in its investment in ACT. The Company concluded that a loss in value, other than temporary, occurred regarding its investment in ACT as the Company would not be able to recover its recorded investment. At December 31, 1999, the Company's investment in ACT was approximately $20.0 million, which is included in other assets, and is accounted for under the equity method of accounting. The fair value of the ACT common stock held by the Company at December 31, 1999 is $12.8 million, based upon the quoted market price.

     Income Taxes. The Company and its subsidiaries file consolidated tax returns. Deferred income taxes are recorded for temporary differences between the bases of assets and liabilities as recognized by tax laws and their carrying value as reported in the financial statements.

      Earnings per Share. Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income available to common shareholders plus the number of additional common shares that would have been outstanding if any dilutive potential common shares had been issued during the period.

      Foreign Currency Translation. Assets and liabilities of foreign subsidiaries are translated into United States dollars at the prevailing exchange rate on the balance sheet date. Revenue and expense accounts for these subsidiaries are translated using the weighted-average exchange rate during the period. Equity accounts are translated at the historical exchange rate. These translation methods give rise to cumulative foreign currency translation adjustments, which are reported as a component of accumulated other comprehensive income.

       Derivative Financial Instruments. Derivative financial instruments are utilized by the Company to reduce interest rate risk. Derivative financial instruments include interest rate swaps and caps and futures and forward contracts. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. Gains and losses resulting from the termination of derivative financial instruments are recognized over the shorter of the remaining original contract lives of the derivative financial instruments or the lives of the related hedged positions or, if the hedged positions are sold, are recognized in the current period as gain or loss on sale (see Note 16).

     New Accounting Standards. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for stand-alone derivative instruments and for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value depending upon the Company's rights or obligations under the applicable derivative contract. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 for one year. The Company will adopt SFAS No. 133 on January 1, 2001, as required. The Company has not yet determined the impact on the Consolidated Financial Statements upon adoption of this standard.

      In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities based upon its ability and intent to sell or hold those investments. The Company applied the new rules of SFAS 134 on January 1, 1999. The adoption of SFAS No. 134 did not have a material impact on the Company's results of operations or financial position.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Significant estimates include the valuation of retained interests in securitizations, asset-backed securities and the allowances for loan and asset portfolio losses. Actual results could differ significantly from such estimates.

      Reclassifications.   Certain  reclassifications  of  prior  year
amounts  have  been  made to conform to the current year  presentation
(see Note 3).

2.   Acquisitions

      All of the Company's acquisitions have been accounted for as purchases. Operations of acquired companies are included with those of the Company after the acquisition date. Goodwill related to the following acquisitions is amortized using the straight-line method over 11 to 22 years. Stock issued in connection with acquisitions was valued at the price of the stock at the time of the agreements.

      On August 11, 1998, the Company acquired Mortgage Investors Corporation and an affiliated entity ("MIC"), a privately held producer of Veteran's Administration ("VA") streamlined re-financed loans, by merging a wholly-owned subsidiary of the Company with MIC. The initial Agreement and Plan of Merger (the "Original Agreement") to purchase MIC provided for an acquisition price of approximately 1.8 million shares of the Company's common stock and $2.6 million in cash. Also, the former owners were to receive an earn-out payment of between $70.0 million and $105.0 million over a three-year period with the payments structured to be paid 82% in the Company's common stock and 18% in cash. Effective April 12, 1999, the Original Agreement was amended (the "Amended Agreement") to provide the Company an option to effect redemption of the stock portion of the earn-out for cash subject to certain market conditions and restrictions, and to fix the earn-out payment at $105.0 million. During 1999, the Company made an earn-out payment of $9.7 million in cash and advanced $9.2 million, the balance of the cash portion of the earn-out. Also, the Company extended $17.0 million to the previous owners of MIC in exchange for a note receivable to be repaid upon issuance of the stock portion of the earn-out. The Company did not exercise its option to effect redemption of the stock portion of the earn-out prior to December 31, 1999. The issuance of the stock portion of the earn-out has been extended until at least March 31, 2000, but no later than June 30, 2000. At December 31, 1999, $86.1 million was recorded as common stock to be issued for the portion of the earn-out related to the Amended Agreement.

     During January 2000, the Company obtained an option to return MIC and its related assets and liabilities to its previous owners for a cash payment of $25.0 million and forgiveness of the $17.0 million note in exchange for cancellation of the $86.1 million stock obligation currently owed to the previous owners. The option expires April 30, 2000. The Company expects to exercise its option with regard to MIC if sufficient cash is available to do so; as such, the Company recorded an impairment charge of $103.3 million on the intangible assets related to the MIC acquisition.

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

     On January 29, 1998, the Company acquired the home equity lending business and operations of City Federal Funding & Mortgage Corp. and its affiliate, Finance America Corporation (collectively "City Federal") for 286,996 shares of the Company's common stock. In addition to the common stock, the Company paid $2.0 million in cash in connection with such acquisition and was to pay up to an additional $8.5 million in cash and stock over the next three years in the event certain performance goals were met or exceeded during the fiscal years 1998, 1999 and 2000. At December 31, 1999 and 1998, such performance goals were not attained requiring no performance accrual by the Company. The purchase agreement included a provision to further compensate the sellers if the price of the Company's common stock on the one-year anniversary date of the purchase was less than the price of the stock on the purchase date. During 1999, the Company negotiated a settlement of $4.0 million for the change in stock price that was recorded as a reduction of shareholders'equity. Future obligations regarding the City Federal acquisition have been cancelled. During 1999, the Company closed all the retail branches included in the City Federal operations and recorded an impairment charge of $8.7 million on the intangible assets related to the City Federal acquisition.
The 1998 acquisitions (before earn-outs) were allocated as follows (in thousands):

                                                                               City
                                           MIC         IFC      TeleCapital   Federal
Cash and cash equivalents                                       $    263
Accounts receivable                      $ 2,085    $   639           209
Loans held for sale                                  49,008        36,116
Loans                                                 1,390
Retained interests in securitizations                 7,630
Premises and equipment                     4,034        250            25     $ 1,205
Intangible assets - goodwill              54,154     40,843        13,956       9,889
Other assets                                 113      4,517                        34
Accounts payable and accrued liabilities  (4,526)    (1,560)                      (94)
Income taxes payable                      (2,289)
Notes payable                             (2,927)    (39,659)      (31,193)
Other liabilities                                       (877)       (1,519)
 Purchase price of assets acquired       $50,644    $ 62,181      $ 17,857    $11,034

      On March 31, 1997, the Company purchased the stock of Commercial Lending Corporation and the operations and specific assets of certain of its affiliates ("CLC"). CLC's primary line of business is originating, securitizing, selling and servicing small business loans. The purchase price consisted of approximately 2.1 million shares of the Company's common stock valued at $34.3 million, the assumption of certain liabilities and contingent earn-out payments of additional shares of the Company's common stock based upon a percentage of adjusted net income of the acquired entities through March 31, 2000. Approximately 3.4 million shares of the Company's common stock were issued in 1998 and an additional 27,289 shares were issued in 1999 based on performance targets (see Note 17).

3.   Discontinued Operations

     In December 1999, the Company announced that it had reached an agreement to sell its Commercial Mortgage Banking business to Lend Lease (US) Services, Inc. subject to normal closing and other conditions (see Note 17). Accordingly, the results from the Commercial Mortgage Banking segment are shown as discontinued operations with all prior years restated. Components of amounts reflected in the statement of operations and balance sheets of the discontinued operations are presented in the following table (in thousands):

                                                 1999        1998       1997
Operations Statement Data:
   Revenues                                    $150,050   $  71,018   $97,503
Gain (loss) on sale of loans and investments      6,069    (101,042)
 Interest expense                                 6,304      40,619     3,202
 Depreciation and amortization                   15,282       7,540     4,491
   Operating income (loss)                       11,428    (104,371)   27,163
   Income tax (benefit)                           4,000     (36,530)   10,050
   Income (loss) from discontinued operations     7,428     (67,841)   17,113
Balance Sheet Data:
   Cash and equivalents                        $ 11,898   $  16,084
   Loans held for sale, net                      11,513     343,897
   Loans and asset portfolios, net                9,771       5,735
   Retained interests in securitization                      23,204
   Income tax receivable                            248      43,727
   Intangibles                                   57,771      51,694
   Mortgage servicing rights                     69,708      35,656
   Other assets                                  10,704       9,263
   Accounts and other payables                  (12,416)    (11,900)
   Warehouse loans                              (12,675)   (311,142)
   Other liabilities                            (18,769)     (8,323)
   Net assets of discontinued operations       $127,753   $ 197,895



4.   Loans Held for Sale

      Loans held for sale were originated or acquired by the Company and are held for future sale or securitization. Such loans have mortgages on the underlying real estate or first liens on the related property and equipment. All of the Company's loans held for sale are pledged as collateral under the Company's various debt facilities. The maximum accounting loss if the borrower fails to pay is the carrying value. The Company's lending operations are diversified across the United States. Loans held for sale at December 31, 1999 and 1998 consisted of the following (in thousands):

                                                  1999      1998
         Real estate structured finance loans  $162,361    $     -
         Franchise and small business loans    131,749     176,700
         Single family home equity loans         2,864     175,928
                                               296,974     352,628
         Allowance for loan losses              (1,933)     (2,128)
         Balance, end of year, net            $295,041    $350,500

      As of December 31, 1999 and 1998, the Company was committed to sell approximately $25.0 million and $45.4 million of small business loans, respectively, that were part of December 1999 and December 1998 securitizations.

      The activity in the allowance for loan losses on loans held for sale for the years ended December 31, 1999 and 1998 is summarized as follows (in thousands):

                                         1999        1998
Balance, beginning of year             $ 2,128     $  6,739
Provision for loan losses                4,539       15,467
Charge-offs                             (4,734)     (20,078)
Balance, end of year                   $ 1,933     $  2,128

5.   Loans and Asset Portfolios

      The Company's loans consist primarily of high yield loans to businesses and projects that were unable to access traditional lending sources and loans for single family residential construction. Asset portfolios consist of loans purchased at a substantial discount from their principal amount, real estate and investments in partnerships and joint ventures that invest in such assets and an investment in preferred stock. Substantially all of the Company's loan and asset portfolios are backed by commercial mortgage real estate. All of the
Company's loans and asset portfolios are collateral under the Company's various debt facilities. The Company's lending operations are diversified across the United States. The maximum accounting loss if the borrower fails to pay is the carrying value. Loans and asset portfolios at December 31, 1999 and 1998 consisted of the following (in thousands):

                                                1999      1998
Loans:
 Commercial loans                             $101,265   $353,410
 Residential construction loans                218,859    129,613
  Total loans                                  320,124    483,023
Asset portfolios:
 Commercial real estate mortgages              140,381    216,276
 Real estate                                   191,400    223,126
 Partnerships, joint ventures and other         62,589     31,376
 Total asset portfolios                        394,370    470,778
Allowance for loan and asset portfolio losses   (9,141)   (16,417)
 Balance, end of year, net                    $705,353   $937,384


The activity in the allowance for loan and asset portfolio losses for the years ended December 31, 1999 and 1998 is summarized as follows (in thousands):

                                                            1999      1998
Balance, beginning of year                                $16,417   $ 8,502
Provision (credit) for loan and asset portfolio losses     (5,626)    7,971
Charge-offs                                                (1,650)      (56)
Balance, end of year                                      $ 9,141   $16,417

During 1999, there was a negative provision for loan and asset portfolio losses as a result of management's regular assessment of the estimated losses in the portfolio. Such estimate of losses is based, in part, on individual assets and their related cash flow forecasts, sales values, independent appraisals and the volatility of certain real estate markets.


6.   Retained Interests in Securitizations

           The Company's retained interests in securitizations consist primarily of interest only certificates retained in the Company's securitizations of home equity, franchise and small business loans and are generally subordinated to other security holders in a securitization trust. The retained interests are classified as trading securities and are carried on the Company's balance sheets at fair value, with the change in fair value during the period being included in earnings. The timing and amount of cash flows on these securities are significantly influenced by prepayments on the underlying loans, estimated foreclosure losses to the extent the Company has retained the risk of such losses, and normal servicing and other related fees. The carrying value of the retained interests in securitizations at December 31, 1999 was determined by the Company on a disaggregated basis by discounting future cash flows using a weighted average discount rate of approximately 16.2%. The discount rate used to value the retained interests is influenced primarily by the underlying loan rate and the volatility and predictability of the underlying cash flows which generally become more certain as the securities season and prepayments and credit losses are more known.

     The Company did not securitize any home equity loans in 1999 that generated retained interests. The actual weighted average annual prepayment rate on the Company's home equity securitizations was 31.3% for the period from inception of each security through December 31, 1999, which is higher than originally projected, and is modeled to be 25.2% for the next twelve months. The actual weighted average constant default rate on the Company's home equity securitizations was 1.4% from inception of each security through December 31, 1999 and is modeled to be 2.8% for the next twelve months. The actual weighted average loss severity from inception of each security through December 31, 1999 is 38.8% and is modeled to be 33.3% over the next twelve months. During 1999 changes were made in our projected prepayments, default rates and loss severity assumptions which resulted in increased home equity retained interests in securitization losses. New assumptions were based upon the current interest rate environment, recent industry trends and our recent portfolio history.

     The Company has utilized, for initial valuation purposes in 1999, a discount rate of 18% for its commercial finance franchise loan securitizations and a 14% to 15% discount rate on its commercial finance small business loan securitizations. Prepayment rates on the Company's franchise and small business loan securitizations are in line with expectations. Current valuations take into account the change in prepayment assumptions as well as other assumptions influenced by market conditions.

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


The following table summarizes the significant assumptions used by the Company regarding its retained interests in securitizations:

                                                            As of and for the Years Ended
                                                                   December 31,
                                                                  1999     1998
Discount Rates:
  Home equity securitizations at inception                              20.0%         20.0%
  Commercial finance franchise loan securitization at inception         18.0%       18.0%-20.0%
  Commercial finance small business loan securizations at inception  14.0% -15.0%     15.0%
  Home equity weighted average discount rate                            16.8%         19.0%
  Commercial finance weighed average discount rate                      15.2%         16.7%

Home Equity:
  Actual weighted average annual prepayment rate, inception to date     31.3%         24.6%
  Projected weighted average annual prepayment rate                     25.2`%        28.3%

  Actual weighted average constant default rate, inception to date       1.4%          0.4%
  Projected weighted average constant default rate                       2.8%          2.3%

  Actual weighted average loss severity rate, inception to date         38.8%         15.8%
  Projected weighted average loss severity rate                         33.3%         25.4%

      Net proceeds from sale of retained interests in securitizations were $174.6 million and $102.2 million in 1999 and 1997, respectively. There were no sales of retained interests in securitizations in 1998.

     The Company's retained interests in securitizations were measured by allocating the previous carrying amount between the assets sold and the interests retained (including mortgage servicing rights, if any) based on their relative fair values at the date of transfer. The interests retained were marked-to-market which resulted in $146.4 million and $16.1 million decreases in the value of retained interests in securitization during 1999 and 1998, respectively. In all of the Company's securitization transactions completed in 1999 and 1998, the Company has not retained any recourse obligation, other than retained interests, with respect to the assets sold other than standard representations and warranties. As of December 31, 1998, the Company had $19.4 million of retained interests related to the Company's remaining interest from sales of home equity loans in October 1998 that were collected in the first half of 1999. Retained interests in securitizations at December 31, 1999 and 1998 consisted of the following (dollars in thousands):

                                                           1999      1998
 Home equity loan interests                             $155,250   $413,412
 Conventional small business and franchise interests     124,328     69,892
 Home equity whole loan sale interest                                19,440
 SBA interests                                            16,315      7,612
 Other                                                     3,418      5,417
  Total                                                 $299,311   $515,773

7.   Asset-backed Securities

      Asset-backed securities available for sale, carried at estimated fair value, at December 31, 1999 and 1998, were as follows (in thousands):

                                        Gross      Gross
                            Amortized Unrealized Unrealized  Estimated
                              Cost      Gain       Loss      Fair Value
     1999                   $124,079   $30,842   $(47,916)    $107,005
     1998                   $160,351   $18,173   $(37,343)    $141,181

      Net proceeds from sales of asset-backed securities aggregated $20.7 million, $18.5 million and $52.3 million for the years ended December 31, 1999, 1998 and 1997, respectively, which resulted in gross realized gains of $8.0 million and $2.1 million in 1998 and 1997, respectively, and gross realized losses of $10.6 million and $6.7 million in 1999 and 1998, respectively. Maturities of securities available for sale are not presented because the loans underlying such securities are subject to prepayment. All of the Company's asset-backed securities are collateral under the Company's various debt facilities.

8.   Mortgage Servicing Rights

      The activity in mortgage servicing rights for the years ended December 31, 1999 and 1998 was as follows (in thousands):

                                        1999      1998
Balance at beginning of year         $13,731      $    -
Purchased                                254       5,957
Originated                             3,994       9,363
Sales and transfers                   (6,139)
Amortization                          (5,557)     (1,589)
 Balance at end of year             $  6,283     $13,731

9.   Notes Payable and Other Debt

      The Company's notes payable and other debt at December 31, 1999 and 1998 consisted of the following (in thousands):

                                                       1999       1998
Notes payable:
 Revolving loan agreements                           $384,716    $640,198
 Non-recourse debt                                    173,870     176,960
 Commercial paper conduit and builder note payable    142,457      85,434
 Retained interest financing                            7,568      54,411
 Other                                                                868
  Total notes payable                                $708,611    $957,871

Warehouse loans payable:
 Home equity lending facilities                       $ 1,373    $136,051
 Commercial finance facilities                        100,521     140,233
  Total warehouse loans payable                      $101,894    $276,284

8.75% senior notes due July 1, 1999                  $      -    $ 57,500

Senior subordinated notes:
 10.0% notes due January 15, 2003                   $  57,383   $  57,500
 10.0% notes due March 15, 2004                       192,500     192,500
 9.875% notes due March 15, 2005                      330,150     330,179
  Total senior subordinated notes                    $580,033    $580,179

      Revolving Loan Agreements. Effective August 12, 1998, the Company entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by Bank of America, N.A., as administrative agent, and Credit Suisse First Boston, as syndication agent, which replaced the Third Amended and Restated Loan Agreement (as modified and amended) dated as of September 30, 1997. The Credit Agreement was entered into in order to increase the Company's borrowing limits, among other things.

      The Credit Agreement constitutes senior debt and provides for a revolving loan commitment of $448.1 million, and a term commitment of $56.2 million. Interest is payable quarterly and at the end of each advance period. The Credit Agreement is secured by substantially all of the assets of the Company not pledged under other credit facilities, including stock of a majority of the Company's subsidiaries. Indebtedness under the Credit Agreement generally bears interest at a rate based on the lower of (i) the applicable rate (as defined in the Credit Agreement) selected by the borrower between a variable rate (as defined in the Credit Agreement) or a London Interbank Offered Rate ("LIBOR") based rate (as defined in the Credit Agreement) or (ii) the maximum lawful rate (as defined in the Credit Agreement). Both facilities terminate as of June 30, 2000. The debt offering costs were included in other assets and are amortized over the life of the debt using the effective interest method. On November 26, 1999, the Credit Agreement was modified to, among other things, reduce by $44.0 million the total amount available for Advances under the Revolving Credit Facility. As of December 31, 1999, a total of $384.7 million was outstanding under the Credit Agreement bearing interest at 9.1% with availability under the Credit Agreement of approximately $75.6 million. At December 31, 1999, the Company had outstanding $10.2 million in face amount of letters of credit pursuant to such facility (see Note 17).

      Non-recourse Debt, Commercial Paper Conduit and Builder Note Payable, Retained Interest Financing and Warehouse Loans Payable. Non-recourse debt is used primarily to fund purchases of real estate mortgage backed securities and under-performing loan portfolios and is secured by the specific assets purchased totaling $180.4 million at December 31, 1999. The commercial paper conduit and builder note payable is used primarily to provide construction financing to various home builders and is secured by the specific assets funded with such debt totaling $173.7 million at December 31, 1999. Retained interest financing is used primarily to finance certain retained interests purchased or created during the Company's securitization process and is secured by the specific assets funded with such debt totaling $17.0 million at December 31, 1999. The Warehouse debt is used primarily to fund purchases and originations of commercial finance and home equity loans and is secured by the specific assets funded with such debt totaling $121.3 million at December 31, 1999. The following table summarizes the Company's non-recourse debt, commercial paper conduit and builder note payable, retained interest financing and warehouse loans payable at December 31, 1999 (in thousands of dollars):

                               Maximum   Outstanding    Maturity                                   12/31/99
       Lender                 Available   Balance         Date         Base Interest Rate      Interest Rate
Non-recourse:
 Nationwide Building Society           $ 85,365   $ 50,977    October 2005     GBP LIBOR + 0.95% to 1.25%    7.38%
 Lehman Brothers (2)                     48,032     48,032
 Bayerische Hypotheken                   25,329     25,329    February 2004    GBP LIBOR + 1.25%             7.33
 Freemont Investment & Loan              15,323     12,096    June 2000        6-mo LIBOR + 3.0% to 3.5%     9.00
 Morgan Stanley                          11,416     11,416    30 day renewals  LIBOR + 1.50%                 7.33
 Bayerische Handelsbank                   8,637      8,637    March 2003       4.40%  fixed                  4.40
 Cargill Financial Service                7,613      7,613    November 2002    LIBOR + 4.0%                 10.14
 Merrill Lynch                           43,539      7,062    November 2000    90-day LIBOR + 2.2% to 3.0%   8.70
 First American Bank Texas                3,201      2,708    May 2001         Prime Rate + 1.0%             9.50
 Total non-recourse                    $245,455   $173,870
Commercial Paper Conduit:
 Private Placement Investors           $111,370   $111,370    May 2007        30-day LIBOR + .95% to 1.30%   7.46%
 Kitty Hawk Funding                      55,000     31,087    April 2000      30-day LIBOR + 1.76%           7.58
 Total commercial paper conduit        $166,370   $142,457
Retained Interest Financing:
 Donaldson Lufkin & Jenrette             $7,568     $7,568    2 week renewals 1-mo LIBOR + 0.75% to 3-mo     7.25%
                                                                              LIBOR + 0.88%
Home equity lending:
 Lehman Brothers                        $40,000     $1,373    February 2000   30-day LIBOR + 2.25%           8.07%
Commercial finance:
 Transamerica                          $ 75,000   $ 47,228    December 2001   30-day LIBOR + 2.0% +2.25%     8.59%
 Prudential (small business Loans) (1)  200,000     34,709    March 2000      30-day Libor + 0.75%           6.57
 Salomon Brothers                       200,000     15,221    April 2000      30-day LIBOR + 0.95%           6.77
 Prudential (franchise Loans ) (1)      150,000      3,363    March 2000      30-day LIBOR + 0.75%           6.57
 Prudential (equipment leases)           10,000
  Total commercial finance             $635,000   $100,521

__________

(1) The maximum aggregate amount outstanding under the Prudential warehouse facility may not exceed $250.0 million.
(2) There is no stated maturity date for this obligation as the underlying securities, which provide the cash flows to service the debt, have the ability to prepay.

     8.75% Senior Notes Due July 1, 1999. On July 1, 1999 the Company repaid the entire $57.2 million balance of its 8.75% Senior Notes.

       10% Senior Subordinated Notes Due January 15, 2003. On January 30, 1996, the Company issued $57.5 million principal amount of senior subordinated notes with net proceeds of approximately $54.9 million. There is no sinking fund or amortization of principal prior to maturity and the senior subordinated notes are not redeemable prior to January 15, 2001. The debt offering costs are included in other assets and are amortized over the life of the debt using the effective interest method. The senior subordinated notes are unsecured general obligations of the Company and subordinated to all existing and future senior indebtedness (as defined in the Indenture) of the Company.

      10% Senior Subordinated Notes Due March 15, 2004. On March 12, 1997, the Company issued $192.5 million aggregate principal amount of senior subordinated notes with net proceeds of approximately $186.6 million. The senior subordinated notes are unsecured obligations of the Company and are subordinated to prior payment of all existing and future senior debt and to indebtedness and other liabilities of the Company's subsidiaries. The debt offering costs are included in other assets and are amortized over the life of the debt using the effective interest method. The notes are not redeemable prior to maturity.

     9.875% Senior Subordinated Notes Due March 15, 2005. On February 24, 1998 and March 10, 1998, the Company issued $290.0 million and $40.2 million, respectively, aggregate principal amount of senior subordinated notes with total net proceeds of approximately $320.7 million. The senior subordinated notes are unsecured obligations of the Company and are subordinated to all existing and future senior debt and to indebtedness and other liabilities of the Company's subsidiaries. The debt offering costs are included in other assets and are amortized over the life of the debt using the effective interest method. The notes are redeemable prior to maturity at 104.938% of their principal amount, plus accrued interest, any time after March 15, 2002, declining ratably to 100% of their principal amount, plus accrued interest, on or after March 15, 2004.

      Covenants. Each of the Company's notes payable and other debt agreements has certain covenants which include financial tests, including minimum consolidated tangible net worth, maximum consolidated funded debt to consolidated capitalization ratio, minimum fixed payment ratio, minimum interest coverage ratio, maximum debt to net worth ratio and minimum asset coverage ratio. The agreements also contain covenants that, among other things, limit incurring additional indebtedness, investments, asset sales, loans to shareholders, dividends, transactions with affiliates, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted. At December 31, 1999, the Company was in compliance with all covenants.

      Aggregate amounts of notes payable and other debt that mature during the next five years are as follows (in thousands):

                                     For the Year Ended December 31,
                              2000    2001    2002    2003      2004    Thereafter
Notes payable              $491,204  $ 2,708  $7,613  $120,007  $ 25,329  $ 61,750
Warehouse loans payable      54,667   47,227
Senior subordinated notes                               57,383   192,500   330,150
Total                      $545,871  $49,935  $7,613  $177,390  $217,829  $391,900

10.  Income Taxes

      Income tax expense (benefit) consisted of the following for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                         1999     1998      1997
Current:
 Federal                              $(14,342) $  2,887   $ 37,913
 State                                  (3,936)    2,619      2,473
  Total current tax expense (benefit)  (18,278)    5,506     40,386
Deferred tax expense (benefit):
 Federal                               (44,179)   (1,849)   (13,673)
 State                                    (317)      211       (891)
  Total deferred tax benefit           (44,496)   (1,638)   (14,564)
  Income tax expense (benefit) from
    continuing operations             $(62,774)  $ 3,868   $ 25,822


     A reconciliation of income taxes on reported pretax income at statutory rates to actual income tax expense for the years ended
December 31, 1999, 1998 and 1997, is as follows (dollars in thousands):

                                                     1999           1998          1997
                                                Dollars  Rate   Dollars Rate  Dollars  Rate
Income tax at statutory rates                  $(101,868)  35%   $  888   35%   $22,727   35%
Non-deductible goodwill and other                 42,746  (14)    2,289   90        851    1
State income taxes, net of Federal tax benefit    (3,652)   1       691   27      2,245    3
 Total income tax expense (benefit)            $ (62,774)  22%   $3,868  152%   $25,823   39%

      The net deferred tax assets at December 31, 1999 and 1998, consisted of the tax effects of temporary differences related to the following (in thousands):

                                                    1999     1998
Reserves for loan and asset portfolio losses      $25,439    $12,534
Net operating loss carryforwards                   22,990      6,976
Accrued employee compensation                       3,311      4,469
Foreign tax credit carryforward                     6,351      3,592
Intangible assets                                   5,877      2,850
AMT credit carryforwards                            2,123        602
Investment in subsidiaries                            426        426
Securitized loans and investments                   1,989     (5,972)
Other                                               7,977      5,185
 Deferred tax asset before valuation allowance     76,483     30,662
Valuation allowance                                (2,500)    (1,175)
 Net deferred tax assets                          $73,983    $29,487



      Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset, net of applicable valuation allowance, will be realized. The amount of the deferred tax asset considered realizable could be reduced or increased if estimates of future taxable income during the carryforward period are reduced or increased. As a result of acquisitions and operations, the Company has net operating loss carryforwards available for its use. The Company is subject to certain annual limitations on the utilization of such losses. The following were the expiration dates and the approximate net operating loss carryforwards at December 31, 1999 (in thousands):

Expiration Date                 Amount
2002                             $   874
2003                               1,459
2006                                 372
2007                               2,867
2008                               3,838
2011                               9,283
2018                              12,109
2019                              55,758
 Total                           $86,560


11.  Employee Stock Compensation

      The Company has stock option and award plans for the benefit of key individuals, including its directors, officers and key employees. The plan is administered by a committee of the Board of Directors.

      On October 20, 1998, the Board of Directors adopted a resolution to exchange approximately 5.7 million options to purchase the Company's common shares at exercise prices ranging from $7.50 to $34.56 per common share for approximately 4.0 million options having an exercise price of $7.44 per common share, representing fair value at date of grant, which had no impact on the Company's financial statements. Stock option activity under the plans for the years ended December 31, 1999, 1998 and 1997 was as follows:

                                                                      Weighted
                                                       Option          Average
                                        Number of     Price Per        Option
                                         Shares      Share Range     Price Per Share
Options outstanding at January 1, 1997            1,812,352  $  0.60 - $21.75        $  7.67
 Granted                                          2,458,239    17.63 -  34.56          20.16
 Exercised                                         (441,915)    0.60 -  21.75           6.33
 Forfeited                                          (11,796)    6.88 -  11.38           9.34

Options outstanding at December 31,1997           3,816,880     0.60 -  34.56          15.87
 Granted                                          3,215,312     7.53 -  34.44          29.57
 Exercised                                         (307,399)    3.50 -  21.75          12.64
 Forfeited                                       (2,037,725)    3.50 -  34.56          24.82

Options outstanding at December 31, 1998          4,687,068     0.60 - 19.88            7.27
 Granted                                            428,381     2.63 -  9.81            4.69
 Exercised                                           (4,262)    3.50 -  7.44            6.98
 Forfeited                                         (529,020)    2.63 - 19.88            8.25

Options outstanding at December 31, 1999          4,582,167     0.60 -  9.44            6.92

Options exercisable at December 31, 1999          2,204,944     0.60 -  9.44            6.93
Options exercisable at December 31, 1998          1,709,659
Options exercisable at December 31, 1997          1,464,591

Options available for grant at December 31, 1999  4,005,755

      The following table summarizes information about stock options outstanding at December 31, 1999:

                                    Weighted    Weighted                        Weighted
                                    Average     Average                        Average
                                   Remaining    Exercise Price                 Price of
     Range of           Options   Contractual   of Outstanding     Options   Exercisable
 Exercise Prices      Outstanding     Life        Options        Exercisable    Options
$0.60  - $2.75          125,045         1         $2.49            125,045      $2.49
 2.63  -  2.69          255,249         9          2.63                500       2.69
          3.50           85,300         4          3.50             85,300       3.50
          6.50           87,500         9          6.50             17,500       6.50
 6.88  -  7.00          328,223         5          6.93            328,223       6.93
          7.44        3,614,250         8          7.44          1,622,356       7.44
 7.38  -  9.44           86,600         9          8.05             26,020       7.88
 Total                4,582,167                    6.92          2,204,944       6.93

      At December 31, 1999, the Company has reserved a total of 4,582,167 shares of common stock for exercise of stock options.

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option and award plans. Under the terms of the plans, the exercise price of each option is equal to the market price of the Company's stock on the date of grant. Accordingly, no compensation expense has been recognized under these plans. Income (loss) and earnings (loss) per share from continuing operations on a pro forma basis as if the Company had utilized fair value accounting methodology would have been as follows (in thousands, except per share data):

                                                  For the Years Ended
                                                     December 31,
                                                 1999     1998      1997
Income (loss) from continuing operations:
 As reported                                 $(228,277)  $(1,330)  $39,111
 Pro forma                                    (231,455)   (7,589)   31,205

Basic earnings (loss) per share from
 continuing operations:
 As reported                                    $(4.77)   $(0.03)    $1.11
 Pro forma                                       (4.83)    (0.18)     0.88

Diluted earnings (loss) per share from
 continuing operations:
 As reported                                    $(4.77)   $(0.03)    $1.07
 Pro forma                                       (4.83)    (0.18)     0.85

     The estimated fair value of options granted during 1999, 1998 and 1997 was $2.90, $4.21 and $11.08 per share, respectively. For purposes of determining fair value of each option, the Company used the Black-Scholes model with the following assumptions:

                                       1999         1998          1997
    Risk-free interest rate       4.80% - 6.45% 4.19% - 4.50%  5.82% - 6.26%
    Expected life                      7 years      5 years      7 years
    Expected volatility               55% - 60%       54%        43% - 46%
    Expected dividends                    -            -             -

      During  1999,  the Company issued 707,641 shares  of  restricted common stock at prices ranging from $6.38 per share to $9.52 per share, with a weighted average price of $9.37 per share, under one of the Company's stock option and award plans. Although the Company's restricted stock typically vests over a period of five years, the 1999 grants vest over periods of two and three years and certain 1998 grants vest in a lump sum in the year 2001. During 1999, 1998 and 1997, $6.9 million, $2.5 million and $1.7 million in unearned stock compensation was amortized as compensation expense, respectively. At December 31, 1999 and 1998 shareholders' equity includes unearned stock compensation of $4.0 million and $4.9 million, respectively.

12.  Common Stock

      During July and August 1998, the Company repurchased 1.0 million shares of the Company's outstanding common stock at an average price of $17.20 per common share.

      On February 24, March 4, May 18, and July 28, 1998, the Company issued options to purchase approximately 331,000, 15,000, 152,000 and 2,629,000 shares, respectively, of common stock. On February 24, July 17, and July 22, 1998, the Company issued approximately 166,000, 34,000 and 21,000 restricted shares, respectively, of the Company's common stock to certain key employees.

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

      On May 28, 1997, the Company adopted a Stockholders Rights Plan pursuant to which rights were distributed to stockholders of record as of June 9, 1997. This Stockholders Rights Plan was amended as of March 2, 1999. The Stockholders Rights Plan, as amended, provides, among other things, that if a person (or group of affiliated or associated persons) acquires (or ten days after the commencement of a tender offer to acquire) "beneficial ownership" of 15% or more of the outstanding shares of common stock, the rights previously distributed to stockholders, other than those owned by such acquiring person or group, will become exercisable. Under the Stockholders Rights Plan, as amended, the acquisition of 15% or more of the outstanding common stock or the completion of the tender offer will entitle the holder to purchase shares of common stock having a market value equal to twice the purchase price of the right.

      A reconciliation of the numerators and denominators used in the basic and diluted earnings (loss) per share computations for net income (loss) is as follows (in thousands):

                                                 1999     1998      1997
Income (loss) from continuing operations
  basic and diluted                           $(228,277) $(1,330)  $39,111

Weighted average shares outstanding (basic)      47,879   42,846    35,412
Dilutive stock options                                                 958
Contingently issuable shares                                           293
Weighted average shares outstanding (diluted)    47,879   42,846    36,663

     As the Company posted a net loss for the years ended December 31, 1999 and 1998, the effects of dilutive stock options and contingently issuable shares for the years ended December 31, 1999 and 1998 are anti-dilutive and not included in the computation of diluted loss per share. As of December 31, 1999 and 1998, the Company had 19,582,000 and 1,159,000 anti-dilutive options and contingently issuable shares, respectively.

      At December 31, 1999, the Company had 20,000 stock appreciation rights outstanding related to the market value of the Company's common stock which were granted to certain non-employees of the Company. The stock appreciation rights have an award value of $13.125 and an automatic conversion into cash on February 20, 2006.

13.  Employee Compensation and Benefits

      Accrued employee compensation and benefits at December 31, 1999 and 1998 included amounts for incentive compensation, severance and benefits. Certain employees are eligible to receive a bonus from a pool computed on pretax income over predetermined minimum earning levels within operating units.

      The AMRESCO Retirement Savings and Profit Sharing Plan ("Plan") qualifies under Section 401(k) of the Internal Revenue Code and incorporates both a savings component and a profit sharing component for eligible employees. As determined each year by the Board of Directors, the Company may match the employee contribution up to 6% of their base pay based on the Company's performance. For 1999, 1998 and 1997, the matching contribution was set at $0.50 for each $1.00 contributed by the employees. In addition to the matching savings contribution in 1997, the Company provided an annual contribution to the profit sharing retirement component of the Plan on behalf of all eligible employees. No such contributions were made in 1999 or 1998 due to the Company's net losses. For the year ended December 31, 1997, the Company accrued a profit sharing contribution of $3.1 million. Allocation of the Company's contribution is based on a percentage of an employee's weighted total pay. Weighted total pay places a stronger emphasis on the age of the employee and provides an increasingly larger profit sharing contribution as an employee nears retirement.

14.   Commitments and Contingencies

      The Company has entered into non-cancelable operating leases covering office facilities which expire at various dates through 2009. Certain of the lease agreements provide for minimum annual rentals with provisions to increase the rents to cover increases in real estate taxes and other expenses of the lessor. The Company also has leases on equipment, some of which are non-cancelable, which expire on various dates through 2002. The total rent expense for the years ended December 31, 1999, 1998 and 1997, was approximately $21.4 million, $17.7 million and $9.9 million, respectively. The future minimum annual rental commitments under non-cancelable operating lease agreements having a remaining term in excess of one year at December 31, 1999 were as follows (in thousands):

      Year Ended December 31,
      2000                                          $13,899
      2001                                           12,393
      2002                                            9,683
      2003                                            7,341
      2004                                            6,798
      Thereafter                                     16,959

      The Company is a defendant in various legal actions. In the opinion of management, such actions will not materially affect the financial position, results of operations or cash flows of the Company (see Note 17).

15.  Segment and Related Information

      The  Company  has four reportable segments which  have  separate management teams and infrastructures that engage in different investments and offer different services: commercial finance, asset management, home equity lending and residential mortgage banking. In its commercial finance business, the Company focuses on (i) loans to franchisees of nationally recognized restaurant, hospitality and service organizations, (ii) loans to small business owners, (iii) real estate structured finance, (iv) communications finance and (v) single family residential construction lending. The asset management business involves acquiring asset portfolios at a discount to face value and managing and resolving such asset portfolios to maximize cash recoveries. In addition, in its asset management business, the
Company provides special servicing for nonperforming and underperforming loans in commercial mortgage-backed bond trusts and similar securitized commercial asset-backed loan portfolios. The home equity lending business involves originating, selling and servicing nonconforming residential mortgage loans. The residential mortgage banking line of business originates and sells FHA and VA streamlined re-financed loans.

      The accounting policies are the same as those described in the summary of significant accounting policies with the exception of interest expense incurred by the Company being allocated to the subsidiaries in 1999, 1998 and 1997 based upon the subsidiaries' combined balance of common stock, paid in capital and intercompany accounts. The Company evaluates performance based upon operating income which is determined by adjusting operating profit to include intangible amortization expense.

       The following represents the Company's reportable segment position as of and for the years ended December 31, 1999, 1998 and 1997 (in thousands):

     1999
                                                      Residential   Home
                                 Commercial   Asset     Mortgage     Equit
                                   Finance   Management Banking     Lending  All Other  Eliminations    Total
Revenues (losses) from external
 sources                           $176,202  $106,461   $ 66,612   $ 85,150  $ (4,556)   $       -    $ 429,869
Gain (loss) on sale of loans and
 investments, net                    52,815    18,726     63,887     18,038    (8,628)                  144,838
Interest expense                     62,259    29,989      3,130     40,331    21,999                   157,708
Depreciation and amortization         9,324       807     14,328      9,261     3,730                    37,450
Income (loss) from continuing
 operatins before income taxes       66,732    36,166   (127,256)  (208,642)  (58,051)                 (291,051)
Segment assets                      486,857   349,004     49,081     23,961 1,674,157     (638,634)   1,944,426

     1998
                                                       Residential  Home
                                  Commercial   Asset    Mortgage    Equity
                                   Finance   Management Banking(1)  Lending  All Other   Eliminations    Total
Revenues from external sources    $122,047  $111,890    $74,702   $161,169   $  2,153     $      -   $  471,961
Gain (loss) on sale of loans
 and investments, net               38,639    12,230     72,135    (16,605)    (8,803)                   97,596
Interest Expense                    38,674    33,184      2,260     99,194     18,566                   191,878
Depreciation and amortization        5,504       841      2,391      6,391      3,188                    18,315
Income (loss) from continuing
 operations before income taxes     46,591    46,635     32,926    (74,719)   (48,895)                    2,538
Segment assets                     453,635   318,665     99,070    359,439  1,960,188     (603,652)   2,587,345

(1)  Began operations August 11, 1998.

     1997
                                                         Home
                                 Commercial   Asset     Equity
                                   Finance  Management  Lending   All Other   Eliminations  Total
Revenues from external sources    $ 51,212  $ 90,454   $165,294  $  13,809    $    -        $ 320,769
Intersegmentj revenue                                     1,113                  (1,113)
  Total revenues                    51,212    90,454    166,407     13,809       (1,113)      320,769
Gain (loss) on sale of loans and
 investments, net                   15,844    17,952     69,616        (27)                   103,385
Interest expense                    13,224    19,387     53,939     13,424       (1,113)       98,861
Depreciation and amortization        1,940     1,429      3,511      3,077                      9,957
Income (loss) from continuing
 operations before income taxes     19,075    43,933     46,163    (44,238)                    64,933
Segment assets                     155,208   192,027  1,072,282  1,206,848     (253,234)    2,373,131

16.  Financial Instruments and Risk Management

      In the normal course of business, the Company is a party to financial instruments with off-balance sheet interest rate and currency exchange rate risk. The Company may reduce its exposure to fluctuations in interest rates and currency exchange rates by creating offsetting positions through the use of derivative financial instruments. Derivatives are used to lower funding costs, to diversify sources of funding, or to alter interest rate and currency exchange rate exposures arising from mismatches between assets and liabilities. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company party to highly leveraged derivatives. These financial instruments include interest rate cap agreements, put options and forward and
futures  contracts.   The  instruments involve,  to  varying  degrees,
elements  of  risk  in  excess  of  the  amount  recognized   in   the
consolidated statements of financial condition. The Company controls the risk of its hedging agreements, interest rate cap agreements and forward and futures contracts through approvals, limits and monitoring procedures.

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

      The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to interest rates, exchange rates, securities prices, or financial or other indices. Market values of derivative transactions fluctuate based upon movements in underlying financial indices such as interest rates. Market values are monitored on a continual basis through external pricing mechanisms and internal calculations. The Company's objective measurement system together with risk limits and timely reporting to senior management help to mitigate the risks associated with market fluctuations. In the event that a derivative product were terminated prior to its contractual maturity, it is the Company's policy to recognize the resulting gain or loss over the shorter of the remaining original life of the derivative financial instrument or the life of the underlying hedged asset or liability. If the item being hedged is sold, settled or terminated, the derivative financial instrument is marked-to-market and any gain (loss) is recognized in earnings. No such terminations of derivative transactions prior to contractual maturity occurred during 1999 or 1998. If the derivative fails to effectively perform as a hedge and/or does not qualify as a hedge, it is marked-to-market and any gain (loss) is recognized in earnings.

      From time to time the Company uses forward contracts to hedge interest rate and currency exchange risk. At December 31, 1999, the Company has (i) one U.S. Treasury forward contract with a total notional amount of $20 million related to hedging approximately $20.7 million in loans held for sale with a settlement date of January 2000 and (ii) one Japanese Yen forward contract to deliver 490 million Yen with a settlement of February 2000. As of December 31, 1998, the Company held (i) two (U.S. Treasury and Federal National Mortgage Association ("Fannie Mae")) forward security contracts with a total notional amount of $63.8 million hedging $82.9 million of loans held for sale, with settlement dates of January and February 1999, (ii) two Government National Mortgage Association thirty-year 6.0% contracts to sell approximately $65.0 million of residential mortgage banking loans to be delivered in February 1999 and (iii) one U.S. Treasury forward contract with a notional amount of $33.5 million which hedged approximately $35.3 million of residential mortgage backed securities ("MBS") with a settlement date of January 1999. Any gain or loss on a forward contract is deferred and recognized when the related assets are sold.

      At December 31, 1999, the Company has no open option contracts. As of December 31, 1998, the Company had one option contract to sell (put option) ten-year U.S. Treasury securities at contracted forward prices. The contract matured in March 1999 and hedged two commercial MBS with a carrying value of $25.6 million.

      As of December 31, 1999, the Company has no open futures contracts. As of December 31, 1998, the Company had one ten-year treasury note Fannie Mae futures contract with a notional amount of $21.4 million related to hedging approximately $18.9 million of loans.

      The Company purchases interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate
debt.   The  Company  enters  into  these  agreements  to  change  the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Accordingly, the Company enters into agreements to effectively convert variable-rate debt to fixed-rate debt to reduce the Company's risk of incurring higher interest costs due to rising interest rates. The cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which an interest rate index exceeds agreed-upon thresholds. The premiums paid for interest rate cap agreements purchased are included in other assets in the consolidated balance sheets and are amortized to interest expense over the terms of the agreements. Amounts received under cap agreements are recognized as yield adjustments to the related debt. As of December 31, 1999, the Company has two such agreements outstanding with a total notional amount of $10.6 million and a carrying balance of zero in its accounting records. The contracts have cap rates ranging from 6.375% to 6.4375% based upon one month LIBOR and have expiration dates between February and April 2000. As of December 31, 1998, the Company had four such agreements outstanding with a total notional amount of $31.7 million which hedge floating rate debt related to the Company's balances of residential MBS with a carrying value of $37.5 million. The contracts had cap rates ranging from 6.375% to 6.875% based upon one month LIBOR and had various expiration dates between November 1999 and April 2000.

     As of December 31, 1998, the Company had an amortizing interest rate cap with a notional amount of $1.0 billion hedging approximately $384.9 million of retained interests in securitizations. The cap required monthly payments from the counterparty when one month LIBOR exceeds 5.9375%. The notional amount amortized monthly based upon levels agreed to with the counterparty through the expiration of the agreement on July 26, 1999. The Company paid an initial premium of approximately $3.2 million for the cap.

     Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk that arise from financial instruments exist for counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company uses commercial rating agencies to evaluate the credit quality of the counterparties, all of whom are major international financial institutions. The Company does not have a significant exposure to any individual counterparty and does not anticipate a loss resulting from any credit risk of these institutions.

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

                                                   December 31, 1999   December 31, 1998
                                                  Carrying Estimated   Carrying  Estimated
                                                   Amount  Fair Value   Amount   Fair Value
                                                         (Dollars in thousands)
Assets:
 Cash and cash equivalents                        $ 42,352  $ 42,352  $ 50,338 $  50,338
 Loans held for sale, net                          295,041   297,996   350,500   350,500
 Loans and asset portfolios, net                   705,353   722,109   937,384   978,253
 Retained interests in securizations - trading     299,311   299,311   515,773   515,773
 Asset-backed securities - available for sale      107,005   107,005   141,181   141,181
 Accounts and taxes receivable, net                 21,088    21,088    37,408    37,408
 Mortgage servicing rights, net                      6,283     6,283    13,731    13,731
Liabilities:
 Accounts payable                                   20,098    20,098    35,069    35,069
 Notes payable and warehouse loans payable         810,505   810,505 1,234,155 1,234,155
 Senior notes                                                           57,500    56,063
 Senior subordinated notes                         580,033   362,249   580,179   416,606
Derivative Financial Instruments:
 Interest rate caps                                                               (3,267)
 Forward contracts                                              (408)               (828)
 Futures contracts                                                                     -
 Put options                                                                        (148)

       The fair value of loans, asset portfolios, asset-backed securities, retained interests in securitizations, notes payable and other debt, senior notes and senior subordinated notes were estimated based on quoted market prices when available, otherwise, they were based on present values of estimated cash flows using current entry-value interest rates applicable to each category of such financial instruments (which notes reflect the credit risk applicable to the instruments). Mortgage loans held for sale were valued at their contracted sales prices. The carrying amount of cash and cash equivalents, accounts receivable, net of reserves, and accounts payable approximated fair value. The Company has reviewed its exposure on standby letters of credit and has determined that the fair value of such exposure is not material. The fair values of the interest rate cap agreements, forward and futures contracts and put options were estimated using market quotes. The fair value estimates presented herein were based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the date presented, and therefore, current estimates of fair value may differ significantly from the amounts presented herein

17.  Subsequent Events

      On January 18, 2000, the Company sold $182.4 million of its real estate structured finance portfolio for $170.2 million and recognized a loss in the accompanying 1999 financial statements in the line item, gain on sale of loans and investments, net. Proceeds from the sale were used to reduce bank debt.

     During the first quarter 2000, the Company transferred net assets of $6.2 million of home equity lending business to Finance America, a joint venture with Lehman Brothers in exchange for a 36% interest.

      In March 2000, the Company and the former shareholders of Commercial Finance Corporation ("CLC") agreed to amend the Asset Purchase Agreement pursuant to which the Company acquired CLC. This amendment provides that the amount of the final earn-out payment due on June 30, 2000 is fixed at $37.5 million and that, if the credit facility with the Bank of America, N.A., as Administrative Agent, is paid in full, the Company must issue to such former CLC shareholders promissory notes in the aggregate principal amount of $37.5 million in exchange for shares of the Company's common stock having a value of $37.5 million. Such notes would bear interest at the rate of 8% per annum, would be secured by certain retained interests from previous securitizations of CLC and would provide for principal payments of $12.5 million on each of June 30, September 30 and December 29, 2000. The notes could be prepaid at any time without penalty. In the event that the Company is unable to issue such notes, the June 30, 2000 earn-out payment will be payable in the Company's common stock having a value of $37.5 million based upon the average of the closing price of such common stock for the 20 trading days prior to May 31, 2000.

      On  March  17,  2000,  the Company completed  its  sale  of  the commercial mortgage banking, asset management, and real estate structured finance platforms, to Lend Lease (US) Services, Inc. for cash of $203.0 million and a $25.0 million promissory note. Additional payments of up to $21.0 million are payable upon receipt of certain consents. The cash proceeds of the sale were used to reduce bank debt. In conjunction with this transaction, a substantial number of leases were assigned or assumed by Lend Lease.

      On March 22, 2000, the Company sold its United Kingdom asset management assets and operations for $160.0 million. The Company received cash proceeds of $47.0 million and a note receivable for $25.0 million. Cash proceeds of the sale were used to reduce non-recourse and bank debt.

     On March 30, 2000, the Credit Agreement was amended and restated. The amended and restated Credit Agreement provides for a revolving commitment of $75.0 million through May 31, 2000 and $55.0 million thereafter to maturity on August 15, 2000.

18.  Quarterly Financial Data (Unaudited)

      The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1999 and 1998 (in thousands, except per share amounts):

                                                                   Year Ended December 31, 1999
                                                                  First     Second     Third     Fourth
                                                                 Quarter    Quarter    Quarter   Quarter
Revenues                                                         $141,602  $134,886  $ 76,645   $ 76,736
Income (loss) from continuing operations                           11,133     7,496   (84,732)  (162,174)
Income (loss) from discontinued operations, net of income taxes      (895)    4,608     2,723        992
Net income (loss)                                                  10,238    12,104   (82,009)  (161,182)

Weighted average earnings (loss) per common share - basic:
 Income (loss) from continuing operations                          $ 0.23     $0.15    $(1.77)    $(3.37)
 Income (loss) from discontinued operations, net of income taxes    (0.02)     0.10      0.06       0.02
 Net income (loss)                                                 $ 0.21     $0.25    $(1.71)    $(3.35)

Weighted average earnings per commonj share - diluted:
 Income (loss) from continuing operations                          $ 0.23     $0.12    $(1.77)    $(3.37)
 Income (loss) from discontinued operations, net of income taxes    (0.02)     0.08      0.06       0.02
 Net income (loss)                                                 $ 0.21     $0.20    $(1.71)    $(3.35)

                                                                      Year Ended December 31, 1998
                                                                  First     Second   Third       Fourth
                                                                  Quarter   Quarter  Quarte      Quarter
Revenues                                                          $99,378  $128,230  $156,739   $ 87,614
Income (loss) from continuing operations                            9,348    15,424    23,068    (49,170)
Income (loss) from discontinued operations, net of income taxes     4,701     4,236   (22,310)   (54,468)

Net income (loss)                                                  14,049    19,660       758   (103,638)

Weighted average earnings (loss) per common share - basic
 Income (loss) from continuing operations                           $0.24     $0.36    $ 0.52     $(1.08)
 Income (loss) from discontinued operations, net of income taxes     0.12      0.10     (0.50)     (1.19)
 Net income (loss)                                                  $0.36     $0.46    $ 0.02     $(2.27)

Weighted average earnings per common share - diluted:
 Income (loss) from continuing                                      $0.23     $0.35    $ 0.51     $(1.08)
 Income (loss) from discontinued operations, net of income taxes     0.12      0.10     (0.49)     (1.19)
 Net income (loss)                                                  $0.35     $0.45    $ 0.02     $(2.27)

Earnings (loss) per common share calculation for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter. As a result, the sum of the quarters may not necessarily be equal to the full year earnings (loss) per common share amount.



                     INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of AMRESCO, INC.:



      We have audited the accompanying consolidated balance sheets of AMRESCO, INC. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of AMRESCO, INC.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AMRESCO, INC. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
Dallas, Texas
March 30, 2000