Form 10-Q
period 2000-03-31
AMRESCO INC
filed 2000-05-11
CIK 225569

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q

      (Mark One)
      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

                                 OR

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


               Commission File Number 001-11599

                            AMRESCO, INC.
    (Exact name of Registrant as specified in its charter)


                Delaware                         59-1781257
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)            Identification No.)


700 N. Pearl Street, Suite 1900, LB 342, Dallas, Texas    75201-7424
      (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:    (214) 953-7700


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

48,735,882 shares of common stock, $.05 par value per share, as of May 1, 2000.




                            AMRESCO, INC.
                                INDEX




                                                                   Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - March 31, 2000 and
December 31, 1999                                                     3

Consolidated Statements of Operations - Three
Months Ended March 31, 2000 and 1999                                  4

Consolidated Statement of Shareholders' Equity -
Three Months Ended March 31, 2000                                     5

Consolidated Statements of Cash Flows - Three
Months Ended March 31, 2000 and 1999                                  6

Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                        10

Item 3.  Quantitative and Qualitative Disclosures                    14
About Market Risk

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                            17

SIGNATURE                                                            17



                   PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            AMRESCO, INC.
                     CONSOLIDATED BALANCE SHEETS
               (In thousands, except for share amounts)

                                                              March 31       December 31
                                                               2000              1999
                                                            (Unaudited)
                       ASSETS
Cash and cash equivalents                                       $  23,754      $  36,709
Loans held for sale, net                                          148,701        295,041
Loans and asset portfolios, net                                   495,376        705,353
Retained interests in securitizations - trading (at fair value)   305,023        299,311
Asset-backed securities - available for sale (at fair value)       74,781        107,005
Accounts receivable, net of reserves of $541 and $605              21,535         15,394
Income taxes receivable                                            20,197          2,480
Deferred income taxes                                              70,949         73,983
Premises and equipment, net of accumulated
depreciation of $8,411 and $15,680                                  4,342         10,408
Intangible assets, net of accumulated amortization of
$25,795 and $30,216                                               129,397        138,762
Mortgage servicing rights, net of accumulated amoritzation
 of $1,163 and $939                                                 7,342          6,283
Other assets                                                      119,488         68,967
Net assets of discontinued operations                              20,889        173,115
TOTAL ASSETS                                                   $1,441,774     $1,932,811

        LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accounts payable                                              $    11,555     $    9,068
Accrued employee compensation and benefits                          6,046         14,830
Notes payable                                                     237,710        708,611
Warehouse loans payable                                           115,870        101,894
Senior subordinated notes                                         579,979        580,033
Other liabilities                                                  24,984         58,656
TOTAL LIABILITIES                                                 976,144      1,473,092

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $0.05 par value, authorized 150,000,000
shares; 49,774,495 and 49,792,788 shares issued                     2,490          2,490
Capital in excess of par                                          546,574        546,762
Common stock to be issued for earn-outs                            86,100         87,548
Treasury stock, $0.05 par value, 1,024,339 shares                 (17,363)       (17,363)
Accumulated other comprehensive loss                               (6,176)        (8,848)
Unamortized stock compensation                                     (1,222)        (4,096)
Accumulated deficit                                              (144,773)      (146,774)
TOTAL  SHAREHOLDERS' EQUITY                                       465,630        459,719
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $1,441,774     $1,932,811

           See notes to consolidated financial statements.


                            AMRESCO, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data)
                             (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                                2000        1999
REVENUES:
 Interest and other investment income                         $ 34,155  $ 66,460
 Asset management and resolution fees                            3,884     4,837
 Mortgage banking and servicing fees                             2,004     3,978
 Other revenues                                                  1,566     1,144
 Gain on sale of loans and investments, net                      1,422    26,403
  Total revenues                                                43,031   102,822

EXPENSES:
 Personnel                                                      18,096    29,912
 Interest                                                       31,910    39,838
 Loss on disposal of assets                                     38,431
 Other general and administrative                               12,519    16,897
 Depreciation and amortization                                   4,753     5,523
 Provisions for loan and asset portfolio losses                  2,255     3,718
  Total expenses                                               107,964    95,888

Income (loss) from continuing operations before income taxes   (64,933)    6,934
Income tax expense (benefit)                                   (19,588)    2,886
Income (loss) from continuing operations                       (45,345)    4,048
Income from discontinued operations, net of income taxes        47,346     6,190
NET INCOME                                                    $  2,001  $ 10,238

Weighted average earnings (loss) per share - basic and diluted:
Income (loss) from continuing operations                        $(0.94)    $0.08
Income from discontinued operations, net of income taxes          0.98      0.13
Net income                                                      $ 0.04     $0.21


Weighted average number of common shares outstanding:
Basic                                                           48,259    47,677
Diluted                                                         48,259    49,162

           See notes to consolidated financial statements.


                            AMRESCO, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  Three Months Ended March 31, 2000
                           (In thousands)
                             (Unaudited)



                                                                              Accumulated
                                    Common Stock    Capital in                  Other
                                   $0.05 par value  Excess of       Treasury     Compr.    Accumulated  Compr.
                                    Shares  Amount     Par    Other  Stock    Income(Loss)   Deficit    Income  Total

JANUARY 1, 2000                     49,793   $2,490  $546,762   $83,452 $(17,363)  $(8,848) $(146,774)           $459,719

Comprehensive income:
Net income                                                                                      2,001   $ 2,001
Other comprehensive income (loss):
Unrealized gain on securities                                                        6,108                6,108
Reclassification of losses included
in net income                                                                          157                  157
Foreign currency translation
adjustments                                                                         (1,885)              (1,885)
Tax effects of other comprehensive
income                                                                              (1,708)              (1,708)
Other comprehensive income                                                                                2,672
Comprehensive income                                                                                    $ 4,673     4,673
Amortization of unearned stock
compensation                                                      2,573                                             2,573
Elimination of common stock to be
issued for earn-outs                                             (1,448)                                           (1,448)
Other                                  (19)             (188)       301                                               113

MARCH 31, 2000                      49,774  $2,490  $546,574    $84,878 $(17,363)  $(6,176) $(144,773)           $465,630

           See notes to consolidated financial statements.



                            AMRESCO, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                             (Unaudited)
                                                                  Three Months Ended
                                                                        March 31,
                                                                   2000              1999
OPERATING ACTIVITIES:
Net income                                                      $   2,001       $   10,238
(Income) from discontinued operations                             (47,346)          (6,190)
Income (loss) from continuing operations                          (45,345)           4,048
Adjustments to reconcile net income to net cash provided by
(used in) operating activities of continuing operations:
     Gain on sale of loans and investments                         (1,422)         (26,403)
     Depreciation and amortization                                  4,753            5,523
     Accretion of interest income, net                             (4,475)           1,116
     Provisions for loan and asset portfolio losses                 2,255            3,718
     Deferred income taxes                                          3,034            1,743
     Other                                                          6,218            5,549
  Changes in assets and liabilities (exclusive of such
  acquired in business combinations):
     Loans held for sale, net                                     144,784          (27,213)
     Retained interests in securitizations                          2,153          154,295
     Other assets                                                 (57,051)           4,543
     Accounts payable                                               2,487          (19,160)
     Income taxes payable/receivable                              (17,717)          34,419
     Warehouse loans payable                                       13,976            7,500
     Other liabilities and accrued compensation and benefits      (43,606)         (26,050)
     Net cash provided by operating activities of
      continuing operations                                        10,044          123,628
INVESTING ACTIVITIES:
Origination of loans and purchase of asset portfolios            (120,408)        (136,011)
Collections on loans and asset portfolios                         330,848          119,160
Proceeds from sale of and collections on asset-
backed securities - available for sale                             34,177              426
Origination and purchase of mortgage servicing rights                (111)            (230)
Cash used for purchase of subsidiaries including earn-out payments                  (4,049)
Other                                                               5,319           (1,357)
Net cash provided by (used in) investing activities of continuing
 operations                                                       249,825          (22,061)
FINANCING ACTIVITIES:
Net proceeds from notes payable and other debt                    123,674          277,917
Repayment of notes payable and other debt                        (594,622)        (420,929)
Other                                                                                   31
Net cash used in financing activities of continuing operations   (470,948)        (142,981)

Net cash provided by discontinued operations                      198,124           47,110

Net increase (decrease) in cash and cash equivalents              (12,955)           5,696
Cash and cash equivalents, beginning of period                     36,709           32,005
Cash and cash equivalents, end of period                        $  23,754        $  37,701
SUPPLEMENTAL DISCLOSURES:
Interest paid                                                   $  49,890        $  54,896
Income taxes paid                                                     144              339
Common stock issued for the purchase of subsidiaries
and earn-outs                                                                          195
Common stock issued for unearned stock compenstaion, net             (301)           6,311
Common stock to be issued for earn-outs                            (1,448)          59,605

See notes to consolidated financial statements

                            AMRESCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2000
                             (Unaudited)

1.   Basis of Presentation

      The accompanying unaudited consolidated financial statements of AMRESCO, INC. and subsidiaries (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

2.   Discontinued Operations

         In December 1999, the Company announced that it had reached an agreement to sell its commercial mortgage banking ("CMB") business and asset management and real estate structured finance platforms to Lend Lease (US) Services, Inc. Accordingly, the results from the CMB business were shown as discontinued operations with all prior periods restated. The Company completed the sale of its CMB business and its asset management and real estate structured finance platforms to Lend Lease (US) Services, Inc. on March 17, 2000. The proceeds from this sale were allocated between continuing and discontinued operations and were recorded as a pre-tax loss on disposal of assets of $33.1 million in continuing operations and a pre-tax gain on disposal of assets of $81.0 million in discontinued operations. The Company anticipates obtaining an additional $15.0 million cash for consents in the second quarter and recognizing a gain of $10.0 million in continuing operations and a gain $5.0 million in discontinued operations therefrom.

      During January 2000, the Company obtained an option to return Mortgage Investors Corporation ("MIC") and its related assets and liabilities to its previous owners for a cash payment of $25.0 million and forgiveness of a $17.0 million note instead of the issuance of $86.1 million of common stock. The Company exercised this option on April 20, 2000 and accordingly, the operations of Residential Mortgage Banking ("RMB") business have been discontinued and all prior periods restated. The operating loss for the first quarter includes anticipated losses for the first twenty days of April until the exercise of the option. Components of amounts reflected in the statement of operations and balance sheets of the discontinued operations are presented in the following tables (in thousands):

                                               Three Months Ended      Three Months Ended
Operations Statement                             March 31, 2000          March 31, 1999
Data:
                                             CMB     RMB    Total     CMB    RMB    Total
Revenues from external sources             $27,872 $ 2,043 $29,915  $28,732 $38,780 $67,512
Gain on sale of loans and investments, net   3,563   1,783   5,346      946  37,020  37,966
Gain on disposal of assets                  80,975          80,975
Interest expense                             1,829     348   2,177    1,671   1,314   2,985
Depreciation and amortization                3,123     228   3,351    2,976   2,046   5,022
Operating income (loss)                     82,953 (10,602) 72,351   (1,377) 11,427  10,050
Income tax (benefit)                        29,034  (4,029) 25,005     (482)  4,342   3,860
Income (loss) from discontinued operations  53,919  (6,573) 47,346     (895)  7,085   6,190

Balance Sheet Data:                                  March 31, 2000          December 31, 1999

                                             CMB     RMB    Total       CMB      RMB    Total
Cash and equivalents                       $  -    $ 2,019  $ 2,019  $ 11,898  $ 5,643 $ 17,541
Loans held for sale, net                    1,045             1,045    11,513            11,513
Loan and asset portfolios, net                                          9,771             9,771
Deferred income tax                         2,385             2,385     2,385             2,385
Intangibles                                         41,377   41,377    57,771   41,377   99,148
Mortgage servicing rights                                              69,708            69,708
Other assets                                1,870    8,318   10,188     8,567    9,957   18,524
Accounts and other payables                (1,165) (13,529) (14,694)   (3,382) (11,030) (14,412)
Warehouse loans                                                       (12,675)          (12,675)
Income taxes payable                      (22,955)   1,749  (21,206)
Other liabilities                             (90)    (135)    (225)  (27,803)    (585) (28,388)
Net assets of discontinued operations    $(18,910) $39,799 $ 20,889  $127,753  $45,362 $173,115

3.   Notes Payable and Other Debt

      Senior Credit Facility - The Company is party to a Credit Agreement with a group of lenders led by Bank of America, N.A., as administrative agent. On March 30, 2000, the Credit Agreement was amended and restated. The amended and restated Credit Agreement provides for a revolving commitment of $75.0 million through May 31, 2000 and $55.0 million thereafter to maturity on August 15, 2000. The maximum amount available under the Credit Agreement is subject to certain requirements such as a contractually determined advance percentage applied to each asset pledged to the Credit Agreement as well as the maximum amount of the agreement. At March 31, 2000, $30.5 million was outstanding under the Credit Agreement.

      Warehouse Debt - The Interim Warehouse and Security Agreement (the "Small Business Facility") dated February 26, 1998, between a wholly-owned subsidiary of the Company and Prudential Securities Credit Corporation ("Prudential") provides financing in an amount not to exceed $200.0 million for the origination and purchase of small business loans. On March 1, 2000, the Small Business Facility was amended to extend the Maturity Date to March 31, 2001. At March 31, 2000, $55.0 million was outstanding under the Small Business Facility.

     The Interim Warehouse and Security Agreement (the "Franchise Agreement") dated March 17, 1998, between a wholly-owned subsidiary of the Company and Prudential provides financing in an amount not to exceed $150.0 million for the origination and purchase of certain franchise loans. On March 1, 2000, the Franchise Facility was amended to extend the Maturity Date to March 31, 2001. At March 31, 2000, $2.8 million was outstanding under the Franchise Agreement.

      The Loan Agreement ("Loan Agreement") dated August 31, 1998, between a wholly-owned subsidiary of the Company and Salomon Brothers Realty Corporation provides financing in an amount not to exceed $200.0 million to provide financing for the origination of commercial mortgage loans secured by certain real estate properties originated or acquired. The maturity date of the Loan Agreement is April 30, 2000. At March 31, 2000, $4.0 million was outstanding under the Loan
Agreement.   The loan was paid off in April 2000.

     The Loan Agreement ("Transamerica Loan Agreement") dated December 18, 1998 between a wholly-owned subsidiary of the Company and Transamerica Business Credit Corporation provides a working capital facility in the maximum aggregate principal amount of up to $75.0 million for the purpose of funding new Small Business Administration ("SBA") loans. On November 30, 1999, an amendment of the Transamerica Loan Agreement changed the mandatory repayment period applicable to advances from one year to 359 days from the date of advance. The Transamerica Loan Agreement has a Maturity Date of December 31, 2001. At March 31, 2000, $54.1 million was outstanding under the Transamerica Loan Agreement.

     Commercial Paper Conduit - On May 1, 1999, a wholly-owned subsidiary of the Company entered into a Financing Agreement (the "Financing Agreement") in which approximately $111.4 million of loans made by such subsidiary to small-to-medium sized local and regional home building companies were financed by Adjustable Rate Home Builder Loan Notes issued through the means of a private securitization. The Financing Agreement's final maturity is May 25, 2007. At March 31, 2000, $111.4 million was outstanding under the Financing Agreement.

     A wholly owned subsidiary of the Company entered into a Transfer and Administration Agreement (the "Transfer and Administration Agreement") with Kitty Hawk Funding Corporation and Bank of America, N.A., as agent, on June 26, 1998, which was subsequently amended on November 26, 1999. The Transfer and Administration Agreement provides financing in an amount not to exceed $55.0 million for construction financing to various home builders and is secured by the specific assets funded by such debt. The Transfer and Administration Agreement commitment terminated on April 30, 2000, with no new borrowing allowed, but subject to continued amortization of the outstanding loans. At March 31, 2000, $19.8 million was outstanding under the Transfer and Administration Agreement.

      Retained Interest Financing - The Master Repurchase Agreement ("the Agreement") dated October 17, 1996, between a wholly owned subsidiary of the Company and Donaldson Lufkin & Jenrette, provides financing for certain retained interests purchased or created during the Company's securitization process. As of March 31, 2000, $6.7 million was outstanding under the Agreement.

4.   Shareholders' Equity

      Effective April 12, 1999, the original agreement and plan of merger to purchase MIC was amended to fix the earnout payment at
$105.0 million, with $18.9 million in cash and $86.1 million in stock, and to provide the Company with an option to change the stock portion of the earn-out for cash, subject to certain market conditions and restrictions. During January 2000, the Company obtained an option to return MIC and its related assets and liabilities to its previous owners for a cash payment of $25.0 million and forgiveness of a $17.0 million note in lieu of the issuance of $86.1 million of common stock. At March 31, 2000, $86.1 million was recorded as common stock to be issued for earn-outs. On April 20, 2000, the option was exercised and such $86.1 million was cancelled.

5.   Segments

      The following represents the Company's reportable segment position as of and for the periods ended March 31, 2000 and 1999 (unaudited, in thousands):

March 31, 2000

                                 Commercial   Asset     Home Equity
                                  Finance   Management    Lending     All Other  Eliminations   Total
Revenues from external sources     $ 23,815  $ 12,091  $  4,247    $   2,878     $       -    $  43,031
Gain on sale of loans and
 investments, net                     3,248    (1,864)       38                                   1,422
Gain (loss) on disposal of assets       532   (20,397)               (18,566)                   (38,431)
Interest expense                     10,678     5,489     7,843        7,900                     31,910
Depreciation and amortization         2,858       175       844          876                      4,753
Operating income (loss)                 249   (23,886)   (7,611)     (33,685)                   (64,933)
Segment assets                      478,896   139,607     9,890    1,182,857      (369,476)   1,441,774


March 31, 1999

                                 Commercial   Asset   Home Equity
                                  Finance  Management   Lending   All Other  Eliminations     Total
Revenues from external sources    $ 34,652  $ 30,856   $ 35,079    $ 2,235   $      -        $   102,822
Gain on sale of loans and
investments, net                     7,282     5,570     13,551                                   26,403
Interest expense                    14,229     7,747     12,280      5,582                        39,838
Depreciation and amortization        2,317       195      1,965      1,046                         5,523
Operating income (loss)              7,932    13,407     (2,794)   (11,611)                        6,934
Segment assets                     554,592   356,432    213,480  1,825,449    (485,607)        2,464,346




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a diversified financial services company with three principal segments in continuing operations: commercial finance, asset management and home equity lending. In its commercial finance segment, the Company focuses on (i) loans to franchisees of nationally recognized restaurant, hospitality and service organizations, (ii) loans to small business owners and (iii) single family residential construction lending. The asset management segment manages and resolves asset portfolios to maximize cash recoveries. The home equity lending segment has a minority interest in a limited liability company, Finance America LLC ("Finance America"), which originates, sells and services nonconforming first mortgage loans. The segment also manages a portfolio of retained interests from previous securitizations.

      The commercial mortgage banking segment, which was discontinued during 1999, involved fee-based origination and servicing of commercial real estate mortgages and commercial real estate brokerage. On March 17, 2000, the Company completed the sale (the "Lend Lease Transaction") of the commercial mortgage banking business and asset management and real estate structured finance platforms to Lend Lease (US) Services, Inc. ("Lend Lease"). The proceeds from the Lend Lease Transaction were allocated between continuing and discontinued  operations and were recorded as  loss  on  disposal  of assets of $33.1 million in continuing operations and a gain on disposal of assets of $81.0 million in discontinued operations. The Company anticipates obtaining an additional $15.0 million cash for consents in the second quarter. The Company expects to recognize a gain of $10.0 million in continuing operations and $5.0 million in discontinued operations upon receipt.

  The residential mortgage banking segment was discontinued during the first quarter of 2000. This segment consisted of the acquired
operations   of   MIC,  and  originated  and  sold  Federal   Housing
Administration ("FHA") and Veterans Administration ("VA") streamlined re-financed loans. The Company's interest in MIC was terminated with the exercise of its option to (i) return MIC to its previous owners,
(ii) pay $25.0 million in cash and (iii) forgive $17.0 million notes in substitution of the obligation to issue $86.1 million of common stock. The option was exercised April 20, 2000.

  On  March  22,  2000,  the Company sold its  United  Kingdom  asset management assets and operations for $160.0 million. The buyer assumed non-recourse debt. In addition, the Company received cash proceeds of $47.0 million which were used to reduce bank debt and a note receivable for $25.0 million. A loss of $5.4 million on this transaction was recorded as loss on disposal of assets in the accompanying financial statements.

    During the first quarter 2000, the Company transferred net assets of $6.2 million of the home equity lending business to Finance America in exchange for a 36% interest. Formation of Finance America represented the completion of the Company's previously announced plan to exit the home equity subprime mortgage finance business. Finance America took over the subprime home equity mortgage origination and sale business previously conducted by the Company's subsidiary, AMRESCO Residential Mortgage Corporation. This transaction allows the Company to cap its future investment in the home equity mortgage business, partner with a major investment bank that is substantially involved in the home equity mortgage business, both as a lender and as an investment banker, and retain an equity upside opportunity.

Results of Operations

      The following discussion and analysis presents the significant changes in results of continuing operations of the Company for the three months ended March 31, 2000 and 1999 by segment. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

                                                        Three Months Ended
(unaudited, in thousands, except per share data)              March 31,
                                                         2000         1999
Revenues:
   Commercial finance                                 $23,815      $  34,652
   Asset management                                    12,091         30,856
   Home equity lending                                  4,247         35,079
   Corporate and other                                  2,878          2,235
     Total revenues                                    43,031        102,822
Operating expenses:
   Commercial finance                                  23,566         26,720
   Asset management                                    35,977         17,449
   Home equity lending                                 11,858         37,873
   Corporate and other                                 36,563         13,846
     Total operating expenses                         107,964         95,888
Operating income (loss):
   Commercial finance                                     249          7,932
   Asset management                                   (23,886)        13,407
   Home equity lending                                 (7,611)        (2,794)
   Corporate and other                                (33,685)       (11,611)
     Total operating income (loss)                    (64,933)         6,934
Income tax expense (benefit)                          (19,588)         2,886
Income (loss) from continuing operations              (45,345)         4,048
Income from discontinued operations, net of taxes      47,346          6,190
Net income                                           $  2,001      $  10,238




Three  Months  Ended  March 31, 2000 Compared to Three  Months  Ended
March 31, 1999

      The Company reported a 58% decrease in revenues from continuing operations from $102.8 million to $43.0 million due primarily to a $32.3 million decrease in interest and other investment income and a decrease of $25.0 in gain on sale of loans. Operating income from continuing operations decreased from $4.0 million for the first quarter of 1999 to a loss of $45.3 million for the first quarter of 2000. Net income decreased from $10.2 million to $2.0 million, or 80%, as compared to the prior year period. The decrease in operating income from continuing operations was primarily due to a $38.4 million loss on disposal of assets related to (i) the Lend Lease Transaction primarily driven by the allocation of the purchase price to specific assets purchased, (ii) the sale of the United Kingdom assets and operations and (iii) the decreases in revenues noted above. These decreases were offset, in part, by lower personnel, interest and general and administrative expenses.

     Commercial Finance. Revenues for the three months ended March 31, 2000 primarily consisted of $18.3 million of interest income, a $3.2 million of gain on securitization and sale of loans and $1.7 million in mortgage banking and servicing fees. The $10.9 million decrease in revenues from $34.7 million for the prior year period to $23.8 million for the three months ended March 31, 2000 relates primarily to a $7.9 million decrease in interest and other investment income and a $4.0 million decrease in gain on sale of loans, offset in part, by a $0.5 million increase in other revenue and a $0.5 million increase in mortgage servicing fees. The decrease in interest and other investment income was due to decreased balances of loans resulting primarily from the sale of $182.4 real estate structured finance loans early in the first quarter of 2000 and the sale of $130.0 million of communication loans in the fourth quarter of 1999.

      Operating expenses for the quarter ended March 31, 2000 primarily consisted of $10.7 million of interest expense, $5.8 million of personnel expense, $2.9 million in depreciation and amortization, $2.8 million of other general and administrative expense and $2.0 million in provision for loan losses. The $3.1 million decrease in operating expenses from $26.7 million for the prior year period to $23.6 million for the quarter ended March 31, 2000 was due primarily to a decrease of $3.6 million of interest expense related to the financing for decreased levels of loans held for sale, decreases of $0.4 million in general and administrative expense and $0.4 million in personnel expense and a $0.5 million gain on the sale of the real estate structured finance platform to Lend Lease, offset in part, by an increase of $1.2 million in provision for loan losses and an increase of $.0.5 million in depreciation and amortization.

     Asset Management. Revenues for the three months ended March 31, 2000 primarily consisted of $9.6 million in interest and other investment income and $3.9 million in asset management and resolution fees, offset in part, by a $1.9 million loss on sale of investments. The $18.8 million decrease in revenues from $30.9 million for the first quarter of 1999 to $12.1 million for the first quarter of 2000 was primarily comprised of a $10.2 million decrease in interest and other investment revenue, a decrease in gain on sale of investments of $7.4 million and a decrease of $1.0 million in asset management and resolution fees. The decreases in interest and other investment income and asset management and resolution fees were due primarily to decreased investments as the Company anticipated the sale of the asset management platform to Lend Lease and the sale of the United Kingdom assets in the first quarter of 2000.

      Operating expenses for the quarter ended March 31, 2000 primarily consisted of $20.4 million in loss on disposal of assets, $5.5 million in interest expense, $5.0 million in personnel expense and $4.7 million in other general and administrative expenses. The $18.6 million increase in expenses from $17.4 million for the prior year period to $36.0 million for the quarter ended March 31, 2000 was due primarily to a $15.0 million loss on the sale to Lend Lease of the asset management platform and a $5.3 million loss on the sale of the United Kingdom assets and operations, offset in part, by a $2.3 million decrease in interest expense related to financing decreased investment balances.

     Home Equity Lending. Revenues for the three months ended March 31, 2000 primarily consisted of $3.4 million in interest income, $0.5 million in other revenue and $0.3 million in mortgage banking and servicing fees. The $30.9 million decrease in revenues from $35.1 million for the prior year period to $4.2 million for the quarter ended March 31, 2000 was due primarily to a $14.9 million decrease in interest income, a $13.5 million decrease in gain on sale and a $2.5 million decrease in mortgage servicing fees related to holding reduced balances of loans held for sale due to only one month of operations in the first quarter 2000 prior to transferring this business to a Finance America venture and two months of activity reflecting the 36% interest in Finance America versus a full three months of operation in the first quarter 1999.

      Operating expenses for the quarter ended March 31, 2000 primarily consisted of $7.8 million of interest expense, $2.9 million of other general and administrative expense, $0.8 million of depreciation and amortization and $0.3 million of personnel expense. Operating expenses decreased by $26.0 million from $37.9 million for the prior year period to $11.9 million for the quarter ended March 31, 2000. This decrease primarily consisted of $10.7 million decrease in personnel expense, a $7.0 million decrease in general and administrative expenses, a $4.4 million decrease in interest expense, a $2.7 million decrease in provision for loan losses and a $1.1 million reduction in depreciation and amortization. The decrease in expenses are a result of transferring this business to Finance America during the first quarter after one month as compared to a full three months of operations in the first quarter 1999.

      Corporate, Other and Intercompany Eliminations. Revenues of $2.9 million for the three months ended March 31, 2000 primarily consisted of interest income from investments in residential mortgage backed securities. The $22.8 million increase in expenses from $13.8 million for the prior year period to $36.6 million for the quarter ended March 31, 2000 was due primarily to $18.6 million loss on the disposal of assets and related expenses on the Lend Lease Transaction, a $2.3 million increase in interest expense and a $2.8 million increase in general and administrative expenses due primarily to increased unallocated interest and general and administrative expenses.


Liquidity and Capital Resources

      Cash and cash equivalents totaled $23.8 million at March 31, 2000. Cash flows provided by operating activities plus principal collections on loans, asset portfolios and asset-backed securities totaled $375.1 million for the first three months of 2000 compared to $243.2 million for the same period in 1999. The variance from the prior period was due primarily to the sale of the communications portfolio for $131.8 million and real estate structured finance portfolio for $170.2 cash proceeds, offset in part, by the receipt in the prior period of $138.0 million from a net interest margin transaction. The following table is a summary of selected cash flow activity and debt ratios during the first three months of 2000 and 1999 (dollars in thousands):

                                                                          For the Three Months
                                                                              Ended March 31,
                                                                            2000         1999
Net cash provided by operating activities of continuing operations         $  10,044  $  123,628
Net cash provided by (used in) investing activities of continuing operations 249,825     (22,061)
Net cash used in financing activities of continuing operations              (470,948)   (142,981)
Net cash provided by discontinued operations                                 198,124      47,110
Other financial measures:
Cash flow from operations and collections on loans, asset portfolios and
asset-backed securities                                                      375,069     243,214
Cash provided by new capital and borrowings (used in repayment), net
(excluding warehouse loans payable)                                         (470,948)   (142,981)
Cash used for purchase of asset portfolios, asset-backed securities,
mortgage servicing rights and originations of loans                         (120,519)   (136,241)

The following table is a summary of selected debt ratios as of March 31, 2000 and December 31, 1999:

                                                      2000     1999
Ratio of total debt to equity                        2.0:1     3.0:1
Ratio of core debt to equity (excludes indebtedness
under warehouse lines of credit)                     1.8:1     2.8:1


  The following table shows the components of the Company's capital structure, including certain short-term debt, as of March 31, 2000 and December 31, 1999 (dollars in millions):


                                    2000            1999
                                Amount    %     Amount    %
Shareholders' equity           $ 465.6   33%   $459.7    25%
Senior subordinated notes        580.0   42     580.0    31
Warehouse loans payable          115.9    8     101.9     6
Notes payable                    237.7   17     708.6    38
Total                         $1,399.2  100% $1,850.2   100%

     Total assets decreased $0.5 billion to $1.4 billion at March 31, 2000 from $1.9 billion at December 31, 1999. The decrease was due primarily to the sale of the real estate structured finance portfolio, the assets of the United Kingdom operations and the Lend Lease Transaction.

     See Note 3, "Notes Payable and Other Debt," included in "Item 1. Financial Statements" for a discussion of changes in the Company's debt facilities since December 31, 1999.

General

     The Company believes it has sufficient liquidity to meet its obligations, including its outstanding obligation related to the Credit Agreement due in August 2000 and funding requirements to maintain its operations at the currently reduced investment pace. The primary sources of liquidity currently include internally generated funds, additional availability under the Credit Agreement, to the extent described above, the warehouse facilities and cash balances.

     The Company historically accessed the capital markets as an important part of its capital raising activities, which included raising funds in debt and equity offerings to finance the acquisition of assets, the origination and accumulation of loans and to securitize and sell mortgage loans originated by its different business lines. Due to current market conditions related to the Company's securities, debt and equity, and debt constraints placed upon the Company through certain debt agreements, the Company believes its access to the capital markets will continue to be significantly limited for the foreseeable future and that other sources of third party financing will also be limited.

Other Matters

      Through March 31, 2000, the actual weighted average annual prepayment rate on the Company's home equity securitizations was 26.4% for the period from inception of each security, which is higher than originally projected, and is modeled to be 25.0% for the next twelve months. The actual constant default rate from inception to date is 1.5% and is projected to be 2.8% for the next twelve months. The actual loss severity rate from inception to date is 39.8% and is projected to be 33.2% over the next twelve months. Prepayment rates on the Company's franchise and small business loan securitizations are in line with expectations. Current valuations take into account the change in prepayment assumptions as well as other assumptions influenced by market conditions. The discount rate used to value the retained interests is influenced primarily by volatility and predictability of the underlying cash flows which generally become more certain as the securities season. The weighted-average discount rates used to value the Company's retained interests from home equity securitizations and from commercial finance at March 31, 2000 were 18.1% and 15.4%, respectively. The Company has utilized, for initial valuation purposes, a 20% discount rate on its home equity securitizations, discount rates ranging from 18% - 20% for its commercial finance franchise loan securitizations and a 15% discount rate on its commercial finance small business loan securitizations. The lower discount rates on the commercial finance securitizations were due to the reduced risk resulting from a borrower cross-collateralization feature in these securitizations. Retained interests in securitizations at March 31, 2000 consisted of $159.5 million of home equity loan interests and $145.5 million of commercial finance loan interests.

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

     The Company expended $1.0 million on Year 2000 readiness efforts from 1997 to 2000. These efforts included assessing, remediating or replacing, testing, and upgrading the Company's business critical systems with the assistance of a consulting firm that specializes in Year 2000 readiness. These costs do not include costs associated with internal resources assigned to the initiative.

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

      The following is a discussion of the Company's primary market risk exposures as of March 31, 2000, including a discussion of how those exposures are managed.

Interest Rate Risk

      The Company is subject to interest rate risk through its normal operating activities. The Company generates and holds fixed rate loans and investments through its origination and asset management activities. A substantial portion of these fixed rate loans and investments are financed by LIBOR based notes payable and warehouse loans payable. In addition, in the normal course of business, the Company is a party to financial instruments (including derivatives) with off-balance sheet risk. These financial instruments help to hedge  against changes in interest rates.  Derivatives  are  used  to lower funding costs, to diversify sources of funding, or to alter interest rate exposures arising from mismatches between assets and liabilities. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company party to highly leveraged derivatives. From time to time, these financial instruments include interest rate cap agreements, put options and forward and futures contracts. The instruments involve, to varying degrees, elements of risk in excess of the amount recognized in the consolidated statements of financial condition. The Company controls the risk of its hedging agreements, interest rate cap agreements and forward and futures contracts through approvals, limits and monitoring procedures.

      Interest rate sensitivity analyses are used to measure the Company's interest rate risk related to its trading and other than trading portfolios by computing hypothetical changes in fair values of interest rate sensitive assets, liabilities and off balance sheet items in the event of a hypothetical changes in interest rates. The following are the Company's interest rate sensitivity analyses as of March 31, 2000 (dollars in millions):

     Retained Interests in Securitization (trading):

 Change in                  Hypothetical Hypothetical
Interest Rates Fair Value     Change ($)   Change (%)
     10%        $307.2           $2.2        0.7%
      0          305.0              -          -
    (10)%        302.4           (2.6)      (0.9)


     Retained interests in securitization have been generated from the Home Equity and Commercial Finance divisions. The performance of the retained interests vary by securitizations based upon numerous factors, including, loan type, collateral underlying loans, year of origination, market conditions at origination and changes in market conditions subsequent to origination. The fair value of each retained interest and their sensitivity to changes in interest rates have been determined based upon discounted cash flow analysis of each securitization, utilizing various discount rates, prepayment rates and loss assumptions.


     Other than Trading:

  Change in                   Hypothetical Hypothetical
Interest Rates  Fair Value     Change ($)   Change (%)
     10%        $214.3          $(0.3)       (0.1)%
      0          214.6              -           -
    (10)%        215.0            0.4         0.2

      The other than trading category includes loans held for sale, loans and asset portfolios, asset backed securities, derivative positions, senior subordinated notes and the amount outstanding under the Company's Credit Agreement to the extent the fair value could be affected by a widening of spreads. The fair value of these assets and liabilities and their sensitivity to changes in interest rates have been determined based upon discounted cash flow analysis, historical market variances and Bloomberg quotations. In an increasing interest rate environment, the Company projects the fair value of its debt obligations to decrease offset, in part, by a fair value reduction in its asset and derivative portfolio.

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to re-pricing, they may react in different degrees to changes in interest rates. Changes in interest rates related to certain types of assets and liabilities may fluctuate in advance of changes in market interest rates while changes in interest rates related to other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as variable rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Additionally, current expectations for market interest rates may, in and of themselves, create further changes in interest rates in the future as a result of the revaluation of global assets and liabilities. Accordingly, because of the inherent limitations of a sensitivity analysis, the data presented in the above tables should not be relied upon as indicative of actual results in the event of changes in interest rates.

Foreign Exchange Risk

      Foreign exchange risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments. The Company is subject to foreign exchange risk to the extent its income bearing assets exceeds its related foreign denominated debt. The following table summarizes the hypothetical impact to the Company's financial position as of March 31, 2000, due to changes in foreign currency exchange rates (dollars in millions):

      Change in
       Foreign
    Exchange Rates              Hypothetical  Hypothetical
      per Dollar     Fair Value     Change        Change
         10%           $53.0      $ (5.3)        (9.1)%
          0             58.3           -            -
        (10)%           65.0         6.7         11.5

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




                     PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits and Exhibit Index

          Exhibit No.
          11     Computation of Per Share Earnings.

          27     Financial Data Schedule.

     (b)  Reports on Form 8-K

          January 11, 2000  -  AMRESCO, INC. enters  into  an  asset purchase  agreement  to sell certain
                               businesses to Lend Lease (US) Services, Inc.
          March 31, 2000 - Sale of Certain Businesses to Lend Lease
                          (US) Services, Inc.

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMRESCO, INC.
                                   Registrant


Date:  May 11, 2000                By: /s/ Jonathan S. Pettee
                                   Jonathan S. Pettee
                                   Executive Vice President
                                   and Chief Financial Officer