Form 10-Q
period 2000-06-30
AMRESCO INC
filed 2000-08-04
CIK 225569

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q

      (Mark One)
      [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2000

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

 50,196,562 shares of common stock, $.05 par value per share, as of July 31, 2000.




                            AMRESCO, INC.
                                INDEX




                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - June 30, 2000 and December 31, 1999      3

Consolidated Statements of Operations - Three and
Six Months Ended June 30, 2000 and 1999                                4

Consolidated Statement of Shareholders' Equity -
Six Months Ended June 30, 2000                                         5

Consolidated Statements of Cash Flows - Six
Months Ended June 30, 2000 and 1999                                    6

Notes to Consolidated Financial Statements                             7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                         11

Item 3.  Quantitative and Qualitative Disclosures
About Market Risk                                                     17

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                             19

SIGNATURE                                                             19



                   PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

                            AMRESCO, INC.
                     CONSOLIDATED BALANCE SHEETS
               (In thousands, except for share amounts)

                                                                               June 30,    December 31,
                                                                                2000          1999
                                                                             (Unaudited)
                    ASSETS
Cash and cash equivalents                                                   $   17,975   $   36,709
Loans held for sale, net                                                       250,302      295,041
Loans and asset portfolios, net                                                481,781      705,353
Retained interests in securitizations - trading (at fair value)                213,755      299,311
Asset-backed securities - available for sale (at fair value)                    69,918      107,005
Accounts receivable, net of reserves of $541 and $605                           10,294       15,394
Income taxes receivable                                                                       2,480
Deferred income taxes                                                           71,481       73,983
Premises and equipment, net of accumulated
depreciation of $9,023 and $15,680                                               3,937       10,408
Intangible assets, net of accumulated amortization of $28,429 and $30,216      164,262      138,762
Mortgage servicing rights, net of accumulated amortization of $1,444 and $939    6,252        6,283
Other assets                                                                    93,745       68,967
Net assets (liabilities) of discontinued operations                             (1,090)     173,115
TOTAL ASSETS                                                                $1,382,612   $1,932,811

     LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable                                                            $   20,188   $    9,068
Accrued employee compensation and benefits                                       5,135       14,830
Income taxes payable                                                             1,000
Notes payable                                                                  243,484      708,611
Senior subordinated notes                                                      579,972      580,033
Warehouse loans payable                                                        204,648      101,894
Other liabilities                                                               40,103       58,656
Total liabilities                                                            1,094,530    1,473,092

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $0.05 par value, authorized 150,000,000 shares;
 51,217,901 and 49,792,788 shares issued                                         2,562        2,490
Preferred stock, $1.00 par value, authorized 5,000,000 shares; none issued
Capital in excess of par                                                       547,067      546,762
Common stock to be issued for earn-outs                                                      87,548
Treasury stock, $0.05 par value, 1,024,339 shares                              (17,363)     (17,363)
Accumulated other comprehensive loss                                            (4,423)      (8,848)
Unamortized stock compensation                                                  (1,420)      (4,096)
Accumulated deficit                                                           (238,341)    (146,774)
TOTAL  SHAREHOLDERS' EQUITY                                                    288,082      459,719
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $1,382,612   $1,932,811

           See notes to consolidated financial statements.


                            AMRESCO, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data)
                             (Unaudited)



                                                                     Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                       2000      1999           2000     1999

  REVENUES:
   Interest and other investment income                            $  37,223  $  69,413  $   71,378   $135,873
   Mortgage banking and servicing fees                                 3,233      4,199       5,237      8,177
   Gain on sale of loans and investments, net                          3,616     40,565       5,038     66,968
   Asset management and resolution fees                                  945      4,343       4,829      9,180
   Other revenues                                                      1,062      1,534       2,628      2,678
    Total revenues                                                    46,079    120,054      89,110    222,876

  EXPENSES:
   Personnel                                                          11,143     27,212      29,239     57,124
   Interest                                                           28,351     38,907      60,261     78,745
   Loss on retained interests in securitizations                      79,564     12,000      79,564     12,000
   Loss on disposal and impairment of assets                           3,409                 41,840
   Other general and administrative                                    7,989     15,262      20,508     32,159
   Depreciation and amortization                                       3,528      5,606       8,281     11,129
   Provisions for loan and asset portfolio losses                      5,468     (3,882)      7,723      (164)
    Total expenses                                                   139,452     95,105     247,416    190,993

 Income (loss) from continuing operations before income taxes       (93,373)     24,949    (158,306)    31,883
  Income tax expense (benefit)                                         (921)     10,741     (20,509)    13,627
  Income (loss) from continuing operations                           (92,452)    14,208    (137,797)    18,256
  Income (loss) from discontinued operations, net of income taxes     (1,116)    (2,104)     46,230      4,086
  NET INCOME (LOSS)                                                $ (93,568) $  12,104  $  (91,567) $  22,342

Weighted average earnings (loss) per common share - basic:
Income (loss) from continuing operations                              $(1.91)    $ 0.30      $(2.85)     $0.38
Income (loss) from discontinued operations, net of income taxes        (0.02)     (0.05)       0.96       0.09
Net income (loss)                                                     $(1.93)    $ 0.25      $(1.89)     $0.47

Weighted average earnings (loss) per common share - diluted:
Income (loss) from continuing operations                              $(1.91)    $ 0.23      $(2.85)     $0.33
Income (loss) from discontinued operations, net of income taxes        (0.02)     (0.03)       0.96       0.08
Net income (loss)                                                     $(1.93)    $ 0.20      $(1.89)     $0.41


Weighted average number of common shares outstanding:
Basic                                                                 48,561     47,847      48,410     47,762
Diluted                                                               48,561     60,955      48,410     55,059

     See notes to consolidated financial statements.


                            AMRESCO, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   Six Months Ended June 30, 2000
                           (In thousands)
                             (Unaudited)




                                                                                Accumulated
                                  Common Stock    Capital in                       Other
                                  $0.05 par value  Excess of         Treasury      Compr.   Accumulated Compr.
                                   Shares  Amount    Par     Other     Stock   Income(Loss) Deficit     Income   Total
JANUARY 1, 2000                     49,793 $2,490 $546,762   $ 83,452 $(17,363) $(8,848)    $(146,774)            $459,719

Comprehensive loss:
Net loss                                                                                      (91,567)  $(91,567)
Other comprehensive income (loss):
Unrealized gain on securities                                                       621                      621
Reclassification of losses included
in net income                                                                     9,151                    9,151
Foreign currency translation
 adjustments                                                                     (2,518)                  (2,518)
Tax effects of other comprehensive
 income                                                                          (2,829)                  (2,829)
Other comprehensive income                                                                                 4,425
Comprehensive loss                                                                                      $(87,142)  (87,142)
Amortization of unearned stock
compensation                                                 2,940                                                   2,940
Issuance of common stock for
 unearned stock compensation        1,458     73       752    (825)
Cancellation of common stock to
 be issued for earn-outs                                   (87,548)                                                (87,548)
Other                                 (33)    (1)     (447)    561                                                     113

JUNE 30, 2000                      51,218 $2,562  $547,067 $(1,420)   $(17,363) $(4,423)   $(238,341)             $288,082

           See notes to consolidated financial statements.


                            AMRESCO, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                             (Unaudited)
                                                                        Six Months Ended
                                                                              June 30,
                                                                        2000         1999
OPERATING ACTIVITIES:
Net income (loss)                                                   $  (91,567)   $   22,342
(Income) from discontinued operations                                  (46,230)       (4,086)
Income (loss) from continuing operations                              (137,797)       18,256
Adjustments to reconcile net income to net cash provided by
(used in) operating activities of continuing operations:
  Gain on sale of loans and investments                                 (5,038)      (66,968)
  Loss on retained interests in securitizaions                          79,564        12,000
  Loss on disposal and impairment of assets                             41,840
  Depreciation and amortization                                          8,281        11,129
  Accretion of interest income, net                                     (9,264)      (10,198)
  Provisions for loan and asset portfolio losses                         7,723          (164)
  Deferred income taxes                                                  2,502        24,526
  Other                                                                 10,833         9,912
Changes in assets and liabilities (exclusive of such
 acquired in business combinations):
Loans held for sale, net                                                43,353        23,234
Retained interests in securitizations                                   22,238       160,461
Other assets                                                           (35,030)      (18,797)
Accounts payable                                                        11,120       (18,758)
Income taxes payable/receivable                                          3,480        24,990
Warehouse loans payable                                                102,754       (19,390)
Other liabilities and accrued compensation and benefits                (29,784)      (16,782)
Net cash provided by operating activities of continuing operations     116,775       133,451
INVESTING ACTIVITIES:
Origination of loans and purchase of asset portfolios                 (253,094)     (319,351)
Collections on loans and asset portfolios                              446,113       277,736
Proceeds from sale of and collections on asset-
backed securities - available for sale                                  34,354         6,251
Origination and purchase of mortgage servicing rights                      (37)         (364)
Proceeds from sale of mortgage servicing rights                          1,828
Cash used for purchase of subsidiaries including earn-out payments      (6,000)       (4,049)
Other                                                                    5,114        (2,982)
   Net cash provided by (used in) investing activities of
     continuing operations                                             228,278       (42,759)
FINANCING ACTIVITIES:
Net proceeds from notes payable and other debt                         249,451       526,673
Repayment of notes payable and other debt                             (746,125)     (661,545)
Other                                                                                      8
   Net cash (used in) financing activities of
      continuing operations                                           (496,674)     (134,864)
Net cash provided by discontinued operations                           132,887        61,170
Net increase (decrease) in cash and cash equivalents                   (18,734)       16,998
Cash and cash equivalents, beginning of period                          36,709        32,005
Cash and cash equivalents, end of period                            $   17,975    $   49,003
SUPPLEMENTAL DISCLOSURES:
Interest paid                                                       $   65,102    $   81,774
Income taxes paid                                                          311         1,608
Common stock issued for the purchase of subsidiaries
and earn-outs                                                                            195
Common stock issued for unearned stock compensation, net                   264         6,421
Common stock to be issued for earn-outs                                (87,548)       87,548

See notes to consolidated financial statement

                         AMRESCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2000
                             (Unaudited)

1.   Basis of Presentation

      The accompanying unaudited consolidated financial statements of AMRESCO, INC. and subsidiaries (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

2.   Discontinued Operations

         In December 1999, the Company announced that it had reached an agreement to sell its commercial mortgage banking ("CMB") business and asset management and real estate structured finance platforms to Lend Lease (US) Services, Inc. Accordingly, the results from the CMB business have been shown as discontinued operations with all prior periods restated. The Company completed the sale of its CMB business and its asset management and real estate structured finance platforms to Lend Lease (US) Services, Inc. on March 17, 2000. The proceeds from this sale were allocated between continuing and discontinued operations and were initially recorded as a pre-tax loss on disposal of assets of $33.1 million in continuing operations and a pre-tax gain on disposal of assets of $81.0 million in discontinued operations. The Company recorded additional gains in the second quarter of $6.9 million in continuing operations and $3.3 million in discontinued operations when additional proceeds of such sale were received. The Company anticipates obtaining an additional $2.5 million in cash in the third quarter.

      During January 2000, the Company obtained an option to return Mortgage Investors Corporation ("MIC") and its related assets and liabilities to its previous owners for a cash payment of $25.0 million and forgiveness of a $17.0 million note instead of the issuance of $86.1 million of common stock. The Company exercised this option on April 20, 2000 and accordingly, the operations of Residential Mortgage Banking ("RMB") business have been discontinued and all prior periods restated. The Company recorded a pre-tax loss of $3.1 million on the disposal of the assets for the six months ended June 30, 2000. Components of amounts reflected in the statement of operations and balance sheets of the discontinued operations are presented in the following tables (in thousands):

                                                    Three Months Ended    Three Months Ended
Operations Statement                                  June 30, 2000          June 30, 1999
Data:
                                                  CMB     RMB   Total      CMB      RMB    Total
Revenues from external sources                  $ 378   $  146   $ 524   $41,199  $ 14,832 $56,031
Gain on sale of loans and investments, net         79      138     217     3,392    14,148  17,540
Gain (loss) on disposal of assets               3,296   (3,098)    198
Interest expense                                    7      211     218     1,872       879   2,751
Depreciation and amortization                      (1)      52      51     4,079     3,810   7,889
Operating income (loss)                         2,517   (4,438) (1,921)    7,090   (10,826) (3,736)
Income tax expense (benefit)                      881   (1,686)   (805)    2,482    (4,114) (1,632)
Income (loss) from discontinued operations      1,636   (2,752) (1,116)    4,608    (6,712) (2,104)


                                                      Six Months Ended      Six Months Ended
Operations Statement                                   June 30, 2000          June 30, 1999
Data:
                                                  CMB     RMB     Total     CMB      RMB   Total
Revenues from external sources                  $28,250  $ 2,189 $30,439  $69,931  $53,612 $123,543
Gain on sale of loans and investments, net        3,642    1,921   5,563    4,338   51,168   55,506
Gain (loss) on disposal of assets                84,271   (3,098) 81,173
Interest expense                                  1,836      559   2,395    3,543    2,193    5,736
Depreciation and amortization                     3,122      280   3,402    7,055    5,856   12,911
Operating income (loss)                          85,470  (15,040) 70,430    5,713      601    6,314
Income tax expense (benefit)                     29,915   (5,715) 24,200    2,000      228    2,228
Income (loss) from discontinued operations       55,555   (9,325) 46,230    3,713      373    4,086

Balance Sheet Data:                                    June 30, 2000        December 31, 1999
                                                  CMB     RMB    Total      CMB      RMB   Total
Cash and equivalents                           $   -    $   -   $  -     $ 11,898  $ 5,643 $ 17,541
Loans held for sale, net                                                   11,513            11,513
Loan and asset portfolios, net                                              9,771             9,771
Deferred income tax                                                         2,385             2,385
Intangibles                                                                57,771   41,377   99,148
Mortgage servicing rights                                                  69,708            69,708
Other assets                                        1                 1     8,567    9,957   18,524
Accounts and other payables                    (1,091)           (1,091)   (3,382) (11,030) (14,412)
Warehouse loans                                                           (12,675)          (12,675)
Income taxes payable
Other liabilities                                                         (27,803)    (585) (28,388)
Net assets of discontinued operations         $(1,090)  $   -   $(1,090) $127,753  $45,362 $173,115


3.   Notes Payable and Other Debt

     Senior Credit Facility - The Company is party to a Credit Agreement with a group of lenders led by Bank of America, N.A., as administrative agent. On June 14, 2000, the Credit Agreement was amended and restated. The amended and restated Credit Agreement provided for an initial revolving commitment of $50.0 million with mandatory reductions in the commitment amount upon the sale of certain assets and a maturity date of July 31, 2000. The maximum amount available under the Credit Agreement is subject to certain requirements such as a contractually determined advance percentage applied to each asset pledged to the Credit Agreement as well as the maximum amount of the agreement. At June 30, 2000, $42.9 million was committed and $33.2 million was outstanding under the Credit Agreement. On July 28, 2000 the Credit Agreement was amended to extend the maturity date to August 18, 2000 and the commitment amount was reduced to $7.2 million.

     Warehouse Debt - The Interim Warehouse and Security Agreement (the "Small Business Facility") dated February 26, 1998, between a wholly-owned subsidiary of the Company and Prudential Securities Credit Corporation ("Prudential") provides financing in an amount not to exceed $200.0 million for the origination and purchase of small business loans. On March 1, 2000, the Small Business Facility was amended to extend the Maturity Date to March 31, 2001. At June 30, 2000, $127.0 million was outstanding under the Small Business Facility.

     The Interim Warehouse and Security Agreement (the "Franchise Agreement") dated March 17, 1998, between a wholly-owned subsidiary of the Company and Prudential provides financing in an amount not to exceed $150.0 million for the origination and purchase of certain franchise loans. On March 1, 2000, the Franchise Facility was amended to extend the Maturity Date to March 31, 2001. At June 30, 2000, $9.9 million was outstanding under the Franchise Agreement.

     The Loan Agreement ("Transamerica Loan Agreement") dated December 18, 1998 between a wholly-owned subsidiary of the Company and Transamerica Business Credit Corporation provides a working capital facility in the maximum aggregate principal amount of up to $75.0 million for the purpose of funding new Small Business Administration ("SBA") loans. On November 30, 1999, an amendment of the Transamerica Loan Agreement changed the mandatory repayment period applicable to advances from one year to 359 days from the date of advance. The Transamerica Loan Agreement has a Maturity Date of December 31, 2001. At June 30, 2000, $67.6 million was outstanding under the Transamerica Loan Agreement.

     Commercial Paper Conduit - On May 1, 1999, a wholly-owned subsidiary of the Company entered into a Financing Agreement (the "Financing Agreement") in which approximately $111.4 million of loans made by such subsidiary to small-to-medium sized local and regional home building companies were financed by Adjustable Rate Home Builder Loan Notes issued through the means of a private securitization. The Financing Agreement's final maturity is May 25, 2007. At June 30, 2000, $111.4 million was outstanding under the Financing Agreement.

     A wholly owned subsidiary of the Company entered into a Transfer and Administration Agreement (the "Transfer and Administration Agreement") with Kitty Hawk Funding Corporation and Bank of America, N.A., as agent, on June 26, 1998, which was subsequently amended on November 26, 1999. The Transfer and Administration Agreement provides financing in an amount not to exceed $55.0 million for construction financing to various home builders and is secured by the specific assets funded by such debt. The Transfer and Administration Agreement commitment terminated on April 30, 2000, with no new borrowing allowed, but subject to continued amortization of the outstanding loans. At June 30, 2000, $5.7 million was outstanding under the Transfer and Administration Agreement.

     Non-recourse Debt - The Company has non-recourse debt which is used primarily to fund purchases of real estate mortgage backed securities and under-performing loan portfolios and is secured by the specific assets purchased. At June 30, 2000, $14.3 million in non-recourse debt was outstanding secured by assets totaling $29.1 million.

     Note Payable - The Company has a note payable representing the balance of earn-out payments due to the former shareholders of Commercial Lending Corporation ("CLC"). As of June 30, 2000, $31.5 million was outstanding under the note payable. The note matures on December 29, 2000. It is secured by certain retained interests from previous securitizations of CLC.

     Interest - The breakout of the Company's related interest for the respective periods is reflected below (in thousands):

                             Three Months      Six Months
                                 Ended           Ended
                               June 30,         June 30,
                            2000     1999      2000     1999
 Interest expense        $23,797   $36,097  $51,874   $74,800
 Debt issuance costs       4,554     2,810    8,387     3,945
 Interest                $28,351   $38,907  $60,261   $78,745


4.   Shareholders' Equity

      Effective April 12, 1999, the original agreement and plan of merger to purchase MIC was amended to fix the earnout payment at
$105.0 million, with $18.9 million in cash and $86.1 million in stock, and to provide the Company with an option to change the stock portion of the earn-out for cash, subject to certain market conditions and restrictions. During January 2000, the Company obtained an option to return MIC and its related assets and liabilities to its previous owners for a cash payment of $25.0 million and forgiveness of a $17.0 million note in lieu of the issuance of $86.1 million of common stock. On April 20, 2000, the option was exercised and the $86.1 million stock payment was cancelled.

      On May 31, 2000 the Company issued options to purchase approximately 110,000 shares of common stock at a price in excess of market price at the date of issuance. On June 14, 2000 and June 27, 2000, the Company issued approximately 1,296,000 and 162,000 restricted shares, respectively, of the Company's common stock (the June 14, 2000 issuance vests over a seven month term and the June 27, 2000 issuance vests over a one year term) to an employee and directors.

5.   Segments

      The following represents the Company's reportable segment position as of and for the three and six months ended June 30, 2000 and 1999 (unaudited, in thousands):

                                    Three Months Ended June 30,
       2000
                                                                        Home
                                               Commercial    Asset     Equity
                                                Finance    Management  Lending  All Other Eliminations Total
Revenues from external sources                  $27,624      $9,558    $  6,188  $  2,709        -     $ 46,079
Gain (loss) on sale of loans and
 investments, net                                 4,460        (853)          9                           3,616
Interest expense                                 11,591       2,155       8,204     6,401                28,351
Loss on disposal and impairment
 of assets                                                    2,953                   456                 3,409
Loss on retained interests in securitizations                            79,564                          79,564
Depreciation and amortization                     2,414           5         530       579                 3,528
Operating income (loss)                            (682)      2,446     (83,154)    (11,983)            (93,373)

       1999
                                                                        Home
                                               Commercial   Asset      Equity
                                                Finance   Management   Lending  All Other Eliminations Total
Revenues from external sources                  $57,969   $28,450      $ 31,553  $  2,082        -     $120,054
Gain (loss) on sale of loans and
 investments, net                                24,827     5,048       10,842       (152)               40,565
Interest expense                                 15,977     7,609       10,156      5,165                38,907
Loss on retained interests in securitizations                           12,000                           12,000
Depreciation and amortization                     2,329       196        2,202        879                 5,606
Operating income (loss)                          32,869    10,961      (12,201)    (6,680)               24,949


                           Six Months Ended June 30,
       2000
                                                                       Home
                                               Commercial   Asset     Equity
                                                Finance   Management  Lending  All Other Eliminations  Total
Revenues from external sources                  $ 51,440  $ 21,649    $ 10,435   $ 5,586  $     -     $  89,110
Gain (loss) on sale of loans and
 investments, net                                  7,708    (2,717)         47                            5,038
Interest expense                                  22,269     7,644      16,047     14,301                60,261
Loss (gain) on disposal and impairment of
 assets                                             (531)   23,350                 19,021                41,840
Loss on retained interests in securitizations                           79,564                           79,564
Depreciation and amortization                      5,272       180       1,374      1,455                 8,281
Operating income (loss)                             (433)  (21,440)    (90,765)   (45,668)             (158,306)
Segment assets (liabilities)                     586,300   129,229     (95,584) 1,160,392   (397,725) 1,382,612

       1999
                                                                      Home
                                               Commercial   Asset     Equity
                                                Finance   Management Lending   All Other Eliminations  Total
Revenues from external sources                  $ 92,621 $ 59,306     $ 66,632   $ 4,317  $     -     $ 222,876
Gain (loss) on sale of loans and
 investments, net                                 32,109   10,618       24,393      (152)                66,968
Interest expense                                  30,206   15,356       22,436    10,747                 78,745
Loss on retained interest in securitizations                            12,000                           12,000
Depreciation and amortization                      4,646      391        4,167     1,925                 11,129
Operating income (loss)                           40,801   24,368      (14,995)  (18,291)                31,883
Segment assets (liabilities)                     601,992  331,623      196,926 1,914,733   (545,238)  2,500,036



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a small and middle market business lending company with three principal segments in continuing operations: commercial finance, asset management and home equity lending. In its commercial finance segment, the Company focuses on (i) loans to franchisees of nationally recognized restaurant, hospitality and service organizations, (ii) loans to small business owners and (iii) single family residential construction lending. The asset management segment owns asset portfolios which are managed by Lend Lease to maximize cash recoveries. The home equity lending segment represents a minority interest in a limited liability company, Finance America LLC ("Finance America"), which originates, sells and services nonconforming first mortgage loans. The segment also manages a portfolio of retained interests from previous securitizations.

      The commercial mortgage banking segment, which was discontinued during 1999, involved fee-based origination and servicing of commercial real estate mortgages and commercial real estate brokerage. On March 17, 2000, the Company completed the sale (the "Lend Lease Transaction") of the commercial mortgage banking business and asset management and real estate structured finance platforms to Lend Lease (US) Services, Inc. ("Lend Lease"). The proceeds from the Lend Lease Transaction were allocated between continuing and discontinued  operations and were recorded as  loss  on  disposal  of assets of $33.1 million in continuing operations and a gain on disposal of assets of $81.0 million in discontinued operations. The Company received additional proceeds from such sale in the second quarter and recorded additional gains on disposal of assets of $6.9 million in continuing operations and a gain on disposal of assets of $3.3 million in discontinued operations. The Company anticipates obtaining an additional $2.5 million in cash in the third quarter.

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

  On March 22, 2000, the Company sold its United Kingdom asset management assets and operations for $160.0 million, including the assumption of non-recourse debt. In addition, the Company received cash proceeds of $47.0 million which were used to reduce bank debt and a note receivable for $25.0 million. A loss of $5.4 million on this transaction was recorded as loss on disposal of assets in the accompanying financial statements.

    During the first quarter of 2000, the Company transferred net assets of $6.2 million of the home equity lending business to Finance America in exchange for a 36% interest. An additional capital contribution of $1.2 million was made in the second quarter. The formation of Finance America represented the completion of the Company's previously announced plan to exit the home equity subprime mortgage finance business. Finance America took over the subprime home equity mortgage origination and sale business previously conducted by the Company's subsidiary, AMRESCO Residential Mortgage Corporation. This transaction allowed the Company to cap its future investment in the home equity mortgage business, partner with a major investment bank that is substantially involved in the home equity mortgage business, both as a lender and as an investment banker, and retain an equity upside opportunity.

Results of Operations

      The following discussion and analysis presents the significant changes in results of operations of the Company for the three and six months ended June 30, 2000 and 1999 by segment. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

                                                       Three Months Ended     Six Months Ended
(in thousands)                                               June 30,             June 30,
                                                          2000      1999       2000      1999
Revenues:
   Commercial finance                                    $ 27,624  $ 57,969   $ 51,440  $  92,621
   Asset management                                         9,558    28,450     21,649     59,306
   Home equity lending                                      6,188    31,553     10,435     66,632
   Corporate, other and intercompany eliminations           2,709     2,082      5,586      4,317
     Total revenues                                        46,079   120,054     89,110    222,876
Operating expenses:
   Commercial finance                                      28,306    25,100     51,873     51,820
   Asset management                                         7,112    17,489     43,089     34,938
   Home equity lending                                     89,342    43,754    101,200     81,627
   Corporate, other and intercompany eliminations          14,692     8,762     51,254     22,608
     Total operating expenses                             139,452    95,105    247,416    190,993
Operating income (loss):
   Commercial finance                                        (682)   32,869       (433)    40,801
   Asset management                                         2,446    10,961    (21,440)    24,368
   Home equity lending                                    (83,154)  (12,201)   (90,765)   (14,995)
   Corporate, other and intercompany eliminations         (11,983)   (6,680)   (45,668)   (18,291)
     Total operating income (loss)                        (93,373)   24,949   (158,306)    31,883
Income tax expense (benefit)                                 (921)   10,741    (20,509)    13,627
Income (loss) from continuing operations                  (92,452)   14,208   (137,797)    18,256
Income (loss) from discontinued operations, net of taxes   (1,116)   (2,104)    46,230      4,086
Net income (loss)                                        $(93,568) $ 12,104  $ (91,567)  $ 22,342


Three Months Ended June 30, 2000 Compared to Three Months Ended  June
30, 1999

      The Company reported a 62% decrease in revenues from $120.1 million to $46.1 million. The decrease in revenues was due primarily to a decrease of $36.9 million in gain on sale of loans and a decrease of $32.2 million in interest and other investment income. Operating income decreased from $24.9 million for the second quarter of 1999 to a loss of $93.4 million for the second quarter of 2000 and net income decreased from $12.1 million to a net loss of $93.6 million. The decreases in operating income from continuing operations was due primarily to the decreases in revenue noted above and the write-down and loss on sale of retained interests in securitizations. Decreases in personnel, interest and general and administrative expenses partially offset these decreases.

     Commercial Finance. Revenues for the three months ended June 30, 2000 primarily consisted of $20.9 million of interest income, $4.5 million of gain on sale of loans and $2.1 million in origination and servicing fees. The $30.3 million decrease in revenues from $58.0 million for the prior year period to $27.6 million for the three months ended June 30, 2000 related primarily to a $20.4 million decrease in gain on sale of loans and investments and a $10.8 million decrease in interest and other investment income. The decrease in gain on sale of loans was due primarily to an approximate $220.9 million small business loan securitization in the prior period compared to no gain because there was no securitization in the current year second quarter. The decrease in interest and other investment income was due primarily to decreased balances of loans held by the real estate and communication groups. Approximately $182.4 million of real estate structured finance loans were sold in the first quarter of 2000 and $130.0 million of communications loans were sold in the fourth quarter of 1999.

     Operating expenses for the quarter ended June 30, 2000 primarily consisted of $11.6 million of interest expense, $6.4 million of personnel expense, $5.7 million in provision for loan losses, $2.4 million of depreciation and amortization and $2.2 million of other general and administrative expense. The $3.2 million increase in expenses from $25.1 million for the prior year period to $28.3 million for the quarter ended June 30, 2000 was due primarily to an increase of $10.7 million in provision for loan losses resulting from an increase in current year provisions for real estate loans and a reversal of provision in the prior year quarter. This increase was partially offset by decreases of $4.4 million of interest expense related to the financing for decreased levels of loans, $2.2 million of other general and administrative expenses and $1.0 million of personnel expense.

     Asset Management. Revenues for the three months ended June 30, 2000 primarily consisted of $8.8 million of interest and other investment income and $0.9 million of asset management and resolution fees offset, in part, by a $0.9 million loss on sale of investments. The $18.9 million decrease in revenues from $28.5 million for the second quarter of 1999 to $9.6 million for the second quarter of 2000 was primarily comprised of a $9.6 million decrease in interest and other investment revenue, $5.9 million in gain on sale and a $3.4 million in asset management and resolution fees. The decreases noted above were due primarily to the reduction in the amount of such assets resulting from the sale of the asset management platform to Lend Lease and the sale of the United Kingdom assets in the first quarter of 2000.

     Operating expenses for the quarter ended June 30, 2000 primarily consisted of $3.0 million in loss on disposal and impairment of assets, $2.2 million in interest expense, $1.8 million in other general and administrative expenses and $0.5 million in personnel cost. The $10.4 million decrease in expenses from $17.5 million for the prior year period to $7.1 million for the quarter ended June 30, 2000 was due primarily to a $5.5 million decrease in interest expense, a $4.6 million decrease in personnel cost, a $2.1 million decrease in other general and administrative expenses and a $1.0 million decrease in provision for loan losses offset, in part, by a $3.0 million increase in loss on disposal and impairment of assets. The decreases noted above were due primarily to the reduction in the amount of such assets resulting from the sale of the asset management platform to Lend Lease and the sale of the United Kingdom assets in the first quarter of 2000.

      Home Equity Lending. Revenues for the three months ended June 30, 2000 primarily consisted of $5.2 million of interest income and $1.1 million in mortgage banking and servicing fees. The $25.4 million decrease in revenues from $31.6 million for the prior year period to $6.2 million for the quarter ended June 30, 2000 was due primarily to a $12.0 million decrease in interest income, a $10.8 million decrease in gain on sale and a $1.7 million decrease in mortgage banking and servicing fees. The decreases in revenues were due primarily to the transfer of this business to Finance America, a joint venture in which the Company has a 36% interest, in the first quarter of this year.

     Operating expenses for the quarter ended June 30, 2000 primarily consisted of $70.0 million of write-down of retained interests in securitizations, $9.6 million loss on the sale of retained interests in securitizations, $8.2 million of interest expense, $1.0 million of other general and administrative expense and $0.5 million of depreciation and amortization. Operating expenses increased by $45.6 million from $43.8 million for the prior year period to $89.3 million for the quarter ended June 30, 2000. The increase was due primarily to $67.6 million increase in loss on retained interests in securitization due to write-downs and the loss on sale. This increase was partially offset by decreases of $10.3 million in personnel cost, $7.7 million in other general and administrative expenses, $2.0 million in interest expense and $1.7 million in depreciation and amortization expense. The decreases in expenses were primarily due to the aforementioned transfer of the business to Finance America.

      Corporate, Other and Intercompany Eliminations. Revenues of $2.7 million for the three months ended June 30, 2000 primarily consisted of interest income from investments in residential mortgage backed securities. The $5.9 million increase in expenses from $8.8 million for the prior year period to $14.7 million for the quarter ended June 30, 2000 was due primarily to increases of $4.8 million in unallocated other general and administrative costs and $1.2 million in unallocated interest expense and a $0.5 million loss on disposal of assets related to the Lend Lease transaction. The Company has not recognized any tax benefit in the current quarter as management believes its best estimate of deferred tax assets has already been reflected in the accompanying financial statements.

Six  Months Ended June 30, 2000 Compared to Six Months Ended June 30,
1999

      The Company reported a 60% decrease in revenues from $222.9 million to $89.1 million due primarily to a $64.5 million decrease in interest and other investment income and a $61.9 million decrease in gain on sale of loans and investments. Operating income from continuing operations decreased from $31.9 million for the first six months of 1999 to a loss of $158.3 million for the first six months of 2000 and net income decreased from $22.3 million to a loss of $91.6 million. The decreases in operating income was due primarily to (i) the decreases in revenues noted above, (ii) the write-down and loss on sale of retained interests in securitizations, (iii) losses on the Lend Lease transaction primarily driven by the allocation of the purchase price to specific assets purchased, (iv) increased provisions for loan and asset portfolio losses and (v) the sale of the United Kingdom assets and operations. These decreases were offset, in part, by lower personnel, interest, other general and administrative and depreciation and amortization expenses.

     Commercial Finance. Revenues for the six months ended June 30, 2000 primarily consisted of $39.2 million of interest income, $7.7 million of gain on securitization and sale of loans and $3.8 million in mortgage banking and servicing fees. The $41.2 million decrease in revenues from $92.6 million for the prior year period to $51.4 million for the six months ended June 30, 2000 related primarily to a $24.4 million decrease in gain on sale of loans and a $18.7 million decrease in interest and other investment income. The decrease in gain on sale of loans was due primarily to $262.1 million of small business loan securitizations completed in the first six months of 1999 compared to only a small prefund gain on a December 1999 securitization in the first six months of 2000. The decrease in interest and other investment income was due to decreased balances of loans resulting primarily from the sale of $182.4 real estate structured finance loans early in the first quarter of 2000 and the sale of $130.0 million of communication loans in the fourth quarter of 1999.

     Operating  expenses  for  the six months  ended  June  30,  2000 primarily consisted of $22.3 million of interest expense, $12.2 million of personnel expense, $7.7 million of provisions for loan losses, $5.3 million of depreciation and amortization and $4.9 million of other general and administrative expense. Expenses increased slightly from $51.8 million for the prior year period to $51.9 million for the six months ended June 30, 2000. Increases of $11.9 million in provision for loan losses and $0.6 million in depreciation and amortization were mostly offset by decreases of $7.9 million in interest expense related to the financing of lower balances of loans and loans held for sale, $2.7 million in other general and administrative expense and $1.3 million in personnel cost and a $0.5 million gain on the sale of the real estate structured finance platform to Lend Lease.

     Asset Management. Revenues for the six months ended June 30, 2000 primarily consisted of $18.4 million in interest income and $4.8 million in asset management and resolution fees offset, in part, by $2.7 million of loss on sale of investments. The $37.7 million decrease in revenues from $59.3 million for the first six months of 1999 to $21.6 million for the first six months of 2000 was primarily comprised of a $19.8 million decrease in interest income, a $13.3 million decrease in gain on sale of investments and a $4.4 million decrease in asset management and resolution fees. These decreases were due primarily to the sale of the asset management platform to Lend Lease and the sale of the United Kingdom assets in the first quarter of 2000.

     Operating expenses for the period ended June 30, 2000 primarily consisted of $23.4 million of loss on disposal and impairment of assets, $7.6 million in interest expense, $6.5 million in other general and administrative expenses and $5.4 million in personnel cost. The $8.2 million increase in expenses from $34.9 million for the prior year period to $43.1 million for the six months ended June 30, 2000 was due primarily to the loss on disposal and impairment of assets of $23.5 million offset, in part, by decreases of $7.7 million in interest expense, $4.5 million in personnel expense and $1.9 million in other general and administrative expenses primarily as a result of the sale to Lend Lease and the United Kingdom asset sale. The loss on disposal and impairment of assets is comprised of a $7.7 million loss on the Lend Lease transaction, a $7.6 million impairment of asset backed securities, a $5.4 million loss on the sale of the UK operation and a $2.8 million impairment of the Company's investment in AMRESCO Capital Trust.

     Home Equity Lending. Revenues for the six months ended June 30, 2000 primarily consisted of $8.6 million of interest income and $1.4 million in mortgage banking and servicing fees. The $56.2 million decrease in revenues from $66.6 million for the prior year period to $10.4 million for the six months ended June 30, 2000 was due primarily to a $26.9 million decrease in interest income related to holding reduced balances of loans held for sale due to the transfer of this business to Finance America, a $24.4 million decrease in gain on sale of loans and a $4.2 million decrease in mortgage banking and servicing fees also due to the transfer to Finance America.

     Operating expenses for the six months ended June 30, 2000 primarily consisted of $79.6 million of write-downs and loss on sale of retained interests in securitizations, $16.0 million of interest expense, $3.8 million of other general and administrative expense and $1.4 million of depreciation and amortization. Operating expenses increased by $19.6 million from $81.6 million for the prior year period to $101.2 million for the six months ended June 30, 2000. This increase was due primarily to an increase of $67.6 million in loss on retained interests in securitizations offset, in part, by decreases of $21.0 million in personnel expense, $14.8 million in other general and administrative expense, $6.4 million in interest expense and a $3.1 million decrease in provision for loan and investment losses and $2.8 million in depreciation and amortization. The $79.6 million loss on retained interests consists of a $70.0 million write-down and a $9.6 million loss on the sale of retained interests. The decreases in other expenses was primarily due to the aforementioned transfer to Finance America.

      Corporate, Other and Intercompany Eliminations. Revenues of $5.6 million for the six months ended June 30, 2000 primarily consisted of interest income from investments in residential mortgage backed securities. The $28.6 million increase in expenses from $22.6 million for the prior year period to $51.3 million for the six months ended June 30, 2000 was due primarily to the $19.0 million loss on the disposal of assets and related expenses on the Lend Lease transaction, a $7.6 million increase in general and administrative expenses and a $3.6 million increase in interest expense due primarily to decreased allocations of interest and general and administrative expenses. The Company has not recognized any tax benefit in the current quarter as management believes its best estimate of deferred tax assets has already been reflected in the accompanying financial statements.


Liquidity and Capital Resources

      Cash and cash equivalents totaled $18.0 million at June 30, 2000. Cash flows provided by operating activities plus principal collections on loans, asset portfolios and asset-backed securities totaled $597.2 million for the first six months of 2000 compared to $417.4 million for the same period in 1999. The variance from the prior period was due primarily to the sale of the communications portfolio for $131.8 million, the sale of the real estate structured finance portfolio for $170.2, increased cash receipts from the asset management investment portfolio and an increase in warehouse loans payable, offset, in part, by cash receipts in the prior year period from retained interests in securitizations primarily from $138.0 million from a net interest margin transaction. The following table is a summary of selected cash flow activity and debt ratios during the first six months of 2000 and 1999 (dollars in thousands):

                                                                                  2000         1999
Net cash provided by operating activities of continuing operations             $ 116,775    $ 133,451
Net cash provided by (used in) investing activities of continuing operations     228,278      (42,759)
Net cash (used in) financing activities of continuing operations                (496,674)    (134,864)
Net cash provided by discontinued operations                                     132,887       61,170
Other financial measures:
 Cash flow from operations and collections on loans, asset portfolios
  and asset-backed securities                                                    597,242      417,438
 Cash provided by new capital and borrowings (used in repayment), net
  (excluding warehouse loans payable)                                           (496,674)    (134,872)
 Cash used for purchase of asset portfolios, asset-backed securities,
  mortgage servicing rights and originations of loans                           (253,131)    (319,715)

The following table is a summary of selected debt ratios as of June 30, 2000 and December 31, 1999:

                                                2000      1999
Ratio of total debt to equity                   3.6:1     3.0:1
Ratio of core debt to equity (Excludes
indebtedness under warehouse lines of credit)   2.9:1     2.8:1

     The following table shows the components of the Company's capital structure, including certain short-term debt, as of June 30, 2000 and December 31, 1999 (dollars in millions):

                                      2000              1999
                                            % of               % of
                                Dollars    Total     Dollars   Total
Shareholders' equity            $  288.1       22% $  459.7     25%
Senior subordinated notes          580.0       44     580.0     31
Warehouse loans payable            204.6       16     101.9      6
Notes payable                      243.5       18     708.6     38
Total                           $1,316.2      100% $1,850.2    100%

      Total assets decreased $0.5 billion to $1.4 billion at June 30, 2000 from $1.9 billion at December 31, 1999. The decrease was due primarily to sales of the real estate structured finance portfolio, the assets of the United Kingdom operation and the Lend Lease transaction.

     See Note 3, "Notes Payable and Other Debt", included in "Item 1. Financial Statements" for a discussion of changes in the Company's debt facilities since December 31, 1999.

General

     The Company believes it has sufficient liquidity to meet its obligations, including its outstanding obligation related to the Credit Agreement due in August 2000 and funding requirements to maintain its operations at the currently reduced investment pace. The primary sources of liquidity currently include internally generated funds, additional availability under the Amended Credit Agreement or new agreement, as well as, to the extent described above, the warehouse facilities and cash balances. However, no assurance can be given that the warehouse agreement can be extended or a new agreement put in place. Any cash in excess of the day to day operating needs of the Company may be utilized in connection with the acquisition of businesses, expansion of existing businesses, repayment of the existing Credit Facility or new agreement, payment of CLC note payable and repurchasing its outstanding subordinated notes. No assurance can be given that excess cash will be available or, that if available, could be utilized to acquire any business, expand existing businesses, pay the CLC note payable or repurchase any of its outstanding subordinated notes.

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

     The actual constant default rate on the Company's home equity securitizations from inception to date is 1.7% and is projected to be 5.4% for the next twelve months. The actual loss severity rate from inception to date is 40.4% and is projected to be 41.8% over the next twelve months. These rates are higher than originally projected. Through June 30, 2000, the weighted average annual prepayment rate was 26.6% for the period from inception of each security and is modeled to be 24.8% for the next twelve months. Based upon actual performance and the Company's valuation model which projects future performance, a non-cash write down of $70.0 million during the second quarter of 2000 was recorded.

     The weighted-average discount rates used to value the Company's retained interests from commercial finance and from home equity securitizations at June 30, 2000 were 15.4% and 18.2%, respectively. The Company utilized, for initial valuation purposes, discount rates ranging from 14% - 20% for its commercial finance franchise loan securitizations, an 18% discount rate on its commercial finance small business loan securitizations and a 20% discount rate on its home equity securitizations. The lower discount rates on the commercial finance securitizations were due to the reduced risk resulting from a borrower cross-collateralization feature in these securitizations. Retained interests in securitizations at June 30, 2000 consisted of $142.6 million of commercial finance loan interests and $71.2 million of home equity loan interests.

Recent Developments

Proposed Reverse Stock Split

     The Board of Directors, subject to shareholders' approval, has authorized a one-for-five reverse stock split. If the proposal is approved at the special shareholders' meeting scheduled for August 25, 2000, the authorized shares of the Company's common stock will be reduced to 30,000,000 with a par value of $0.25. The Company believes the completion of the reverse stock split will cause the minimum bid price of the Common Stock to increase proportionately and thereby permit the Company to meet the minimum bid price requirements of the Nasdaq National Market.

Commercial Finance Securitization

      A securitization of $210.0 million small business and franchise loans, including a $22.0 million pre-fund, was closed on August 1, 2000.

Senior Credit Facility

     On July 28, 2000 the Credit Agreement was amended to extend the maturity date to August 18, 2000 and the commitment amount was reduced to $7.2 million.

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

      The following is a discussion of the Company's primary market risk exposures as of June 30, 2000, including a discussion of how those exposures are managed.

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

      Interest rate sensitivity analyses are used to measure the Company's interest rate risk related to its trading and other than trading portfolios by computing hypothetical changes in fair values of interest rate sensitive assets, liabilities and off balance sheet items in the event of a hypothetical changes in interest rates. The following tables summarize the Company's interest rate sensitivity analyses as of June 30, 2000 (dollars in millions):

     Retained Interests in Securitization (trading):

   Change in                    Hypothetical  Hypothetical
 Interest Rates     Fair Value   Change ($)    Change (%)
      10%             $210.0        $(3.8)        (1.8)%
       0               213.8            -            -
     (10)%             213.5         (0.3)        (0.1)


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


     Other than Trading:

     Change in                    Hypothetical  Hypothetical
   Interest Rates    Fair Value      Change        Change
        10%           $428.0         $(0.6)         (0.1)%
         0             428.6             -             -
       (10)%           429.4           0.8           0.2

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

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to re-pricing, they may react in different degrees to changes in interest rates. Changes in interest rates related to certain types of assets and liabilities may fluctuate in advance of changes in market interest rates while changes in interest rates related to other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as variable rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Additionally, current expectations for market interest rates may, in and of themselves, create further changes in interest rates in the future as a result of the revaluation of global assets and liabilities. Accordingly, because of the inherent limitations of a sensitivity analysis, the data presented in the above tables should not be relied upon as indicative of actual results in the event of changes in interest rates.

Foreign Exchange Risk

      Foreign exchange risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments. The Company is subject to foreign exchange risk to the extent its income bearing assets exceeds its related foreign denominated debt. The following table summarizes the hypothetical impact to the Company's financial position as of June 30, 2000, due to changes in foreign currency exchange rates (dollars in millions):

   Change in
    Foreign
 Exchange Rates                Hypothetical   Hypothetical
  per Dollar     Fair Value      Change         Change
     10%           $40.0         $(4.2)         (9.5)%
      0             44.2             -             -
    (10)%           49.0           4.8          10.9

Other Market Risks

     As with any entity's investment or asset portfolios, the Company is subject to the risk that certain unpredictable conditions can exist which combine to have the effect of limiting the Company's ability to liquidate its assets through sale or securitization. The Company believes its liquidity risk would not be materially impacted solely by a 10% change in interest rates without a more substantial change in spreads.



                     PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits and Exhibit Index

          Exhibit No.
          3      Amended and Restated Bylaws of the Registrant.

          11     Computation of Per Share Earnings.

          27     Financial Data Schedule.

     (b)  Reports on Form 8-K.

          May 30, 2000 - Second Modification of Amended and Restated
                    Credit Agreement and Unaudited Pro forma
                    Consolidated Financial Statements showing the effect of the transaction with Lend Lease (US) Services, Inc.

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMRESCO, INC.
                                   Registrant


Date:   August 4, 2000             By: /s/ Jonathan  S. Pettee
                                   Jonathan S. Pettee
                                   Executive Vice President
                                   and Chief Financial Officer