Form 10-Q
period 2000-09-30
AMRESCO INC
filed 2000-11-14
CIK 225569

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q

      (Mark One)
      [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000

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

     10,039,071 shares of common stock, $.25 par value per share, as of October 31, 2000.




                            AMRESCO, INC.
                                INDEX




                                                               Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - September 30, 2000
and December 31, 1999                                             3

Consolidated Statements of Operations - Three and
Nine Months Ended September 30, 2000 and 1999                     4

Consolidated Statement of Shareholders' Equity -
Nine Months Ended September 30, 2000                              5

Consolidated Statements of Cash Flows - Nine
Months Ended September 30, 2000 and 1999                          6

Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                    10

Item 3.  Quantitative and Qualitative Disclosures
About Market Risk                                                18

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders     20

Item 6.  Exhibits and Reports on Form 8-K                        20

SIGNATURE                                                        20



                   PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

                            AMRESCO, INC.
                     CONSOLIDATED BALANCE SHEETS
               (In thousands, except for share amounts)

                                                                      September 30,  December 31,
                                                                         2000           1999
                                                                      (Unaudited)
                     ASSETS
Cash and cash equivalents                                             $ 128,328       $ 36,709
Loans held for sale, net                                                 85,949        295,041
Loans and asset portfolios, net                                         280,524        705,353
Retained interests in securitizations - trading (at fair value)         216,070        299,311
Asset-backed securities - available for sale (at fair value)             63,626        107,005
Notes receivable                                                         61,078
Accounts receivable, net of reserves of $498 and $605                    15,579         15,394
Income taxes receivable                                                                  2,480
Deferred income taxes                                                    70,595         73,983
Premises and equipment, net of accumulated depreciation of
 $9,308 and $15,680                                                       3,455         10,408
Intangible assets, net of accumulated amortization
 of $32,388 and $30,216                                                 160,073        138,762
Mortgage servicing rights, net of accumulated amortization
 of $1,801 and $939                                                       5,629          6,283
Other assets                                                             33,512         68,967
Net assets (liabilities) of discontinued operations                        (995)       173,115
TOTAL ASSETS                                                         $1,123,423     $1,932,811

      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable                                                     $   16,261     $    9,068
Accrued employee compensation and benefits                                8,303         14,830
Income taxes payable                                                      1,205
Notes payable                                                           172,727        708,611
Senior subordinated notes                                               569,930        580,033
Warehouse loans payable                                                  63,552        101,894
Other liabilities                                                        21,472         58,656
Total liabilities                                                       853,450      1,473,092

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $0.25 par value, authorized
30,000,000 shares; 10,243,368 and 9,958,558 shares issued                 2,561          2,490
Preferred stock, $1.00 par value, authorized 1,000,000 shares:
  none issued
Capital in excess of par                                                547,122        546,762
Common stock to be issued for earn-outs                                                 87,548
Treasury stock, $0.25 par value, 204,867 shares                         (17,363)       (17,363)
Accumulated other comprehensive loss                                     (4,641)        (8,848)
Unamortized stock compensation                                             (942)        (4,096)
Accumulated deficit                                                    (256,764)      (146,774)
TOTAL  SHAREHOLDERS' EQUITY                                             269,973        459,719
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $1,123,423     $1,932,811

           See notes to consolidated financial statements.


                            AMRESCO, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data)
                             (Unaudited)



                                                                   Three Months Ended      Nine Months Ended
                                                                       September 30,          September 30,
                                                                     2000        1999        2000       1999
REVENUES:
 Interest and other investment income                              $ 34,265    $ 65,091     $105,643   $200,964
 Mortgage banking and servicing fees                                  2,064       3,936        7,301     12,113
 Gain (loss) on sale of loans and investments, net                   22,938      (5,399)      27,976     61,569
 Asset management and resolution fees                                   676       5,863        5,505     15,043
 Other revenues (expense)                                               360        (247)       2,988      2,431
  Total revenues                                                     60,303      69,244      149,413    292,120

EXPENSES:
 Personnel                                                           11,451      34,358       40,690     91,482
 Interest                                                            24,475      38,317       84,736    117,062
 Loss on retained interests in securitizations                       29,662      78,000      109,226     90,000
 Loss on disposal and impairment of assets                            3,066       8,651       44,906      8,651
 Other general and administrative                                     8,776      21,309       29,284     53,468
 Depreciation and amortization                                        5,165       5,547       13,446     16,676
 Provisions for loan and asset portfolio losses                       1,680         146        9,403        (18)
  Total expenses                                                     84,275     186,328      331,691    377,321

Income (loss) from continuing operations before income taxes        (23,972)   (117,084)    (182,278)   (85,201)
Income tax expense (benefit)                                         (2,125)    (40,605)     (22,634)   (26,978)
Income (loss) from continuing operations                            (21,847)    (76,479)    (159,644)   (58,223)
Income (loss) from discontinued operations, net of income taxes         (46)     (5,530)      46,184     (1,444)
Income (loss) before extraordinary gain                             (21,893)    (82,009)    (113,460)   (59,667)
Extraordinary gain on early retirement of debt, net of income taxes   3,470                    3,470
NET INCOME (LOSS)                                                  $(18,423)   $(82,009)   $(109,990)  $(59,667)

Weighted average earnings (loss) per common share - basic and diluted
Income (loss) from continuing operations                             $(2.25)     $(7.98)     $(16.47)    $(6.09)
Income (loss) from discontinued operations, net of income taxes       (0.01)      (0.57)        4.76      (0.15)
Extraordinary gain on early retirement of debt, net of income taxes    0.36                     0.36
Net income (loss)                                                    $(1.90)     $(8.55)     $(11.35)    $(6.24)


Weighted average number of common shares outstanding:
Basic and diluted                                                     9,716       9,586        9,693      9,564



     See notes to consolidated financial statements.


                            AMRESCO, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                Nine Months Ended September 30, 2000
                           (In thousands)
                             (Unaudited)




                                                                           Accumulated
                                   Common Stock   Capital in                 Other                  Compr.
                                 $0.25 par value  Excess of       Treasury   Compr.    Accumulated  Income
                                   Shares  Amount   Par     Other  Stock   Income(Loss)   Deficit   (Loss)    Total
JANUARY 1, 2000                    9,959   $2,490 $546,762 $ 83,452 $(17,363)   $(8,848) $(146,774)             $459,719

Comprehensive loss:
Net loss                                                                                  (109,990)  $(109,990)
Other comprehensive income (loss):
Unrealized loss on securities                                                      (675)                  (675)
Reclassification of losses
included in net income                                                           12,728                  12,728
Foreign currency translation
 adjustments                                                                     (5,156)                 (5,156)
Tax effects of other comprehensive
 income                                                                          (2,690)                 (2,690)
Other comprehensive income                                                                                4,207
Comprehensive loss                                                                                    $(105,783)(105,783)
Amortization of unearned stock
 compensation                                                 3,472                                                3,472
Issuance of common stock for
 unearned stock compensation         292      73       752     (825)
Cancellation of common stock
 to be issued for earn-outs                                 (87,548)                                             (87,548)
Other                                 (8)     (2)     (392)     507                                                  113

SEPTEMBER 30, 2000                10,243  $2,561  $547,122  $  (942) $(17,363)  $(4,641)  $(256,764)            $269,973

           See notes to consolidated financial statements.


                            AMRESCO, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                             (Unaudited)
                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                  2000           1999
OPERATING ACTIVITIES:
Net loss                                                                        $(109,990)    $  (59,667)
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities of continuing operations:
  (Income) loss from discontinued operations                                      (46,184)         1,444
  Gain on sale of loans and investments                                           (27,976)       (61,569)
  Extraordinary gain on early retirement of debt                                   (5,650)
  Loss on retained interests in securitizations                                   109,226         90,000
  Loss on disposal and impairment of assets                                        44,906          8,651
  Depreciation and amortization                                                    13,446         16,676
  Accretion of interest income, net                                               (12,013)       (19,153)
  Provisions for loan and asset portfolio losses                                    9,403            (18)
  Deferred income taxes                                                             3,388        (17,399)
  Other                                                                            13,640         11,436
Changes in assets and liabilities (excl. such acquired in business compinations):
Loans held for sale, net                                                          207,816        (82,215)
Retained interests in securitizations                                              14,240        157,829
Other assets                                                                      (56,824)        (9,116)
Accounts payable                                                                    7,193        (23,659)
Income taxes payable/receivable                                                     3,685         34,316
Warehouse loans payable                                                           (38,342)       134,752
Other liabilities and accrued compensation and benefits                           (46,856)       (12,743)
Net cash provided by operating activities of continuing operations                 83,108        169,565
INVESTING ACTIVITIES:
Origination of loans and purchase of asset portfolios                            (361,164)      (492,937)
Collections on loans and asset portfolios                                         444,699        440,302
Proceeds from sales of loans and asset portfolios                                 309,930
Proceeds from sale of and collections on asset-backed securities                   39,747         13,995
Origination and purchase of mortgage servicing rights                                (304)          (741)
Proceeds from sale of mortgage servicing rights                                     3,186          4,761
Cash used for purchase of subsidiaries including earn-out payments                (37,500)        (4,049)
Other                                                                              17,487            313
Net cash provided by (used in) investing activities of continuing operations      416,081        (38,356)
FINANCING ACTIVITIES:
Net proceeds from notes payable and other debt                                    278,813        812,753
Repayment of notes payable and other debt                                        (819,129)      (952,322)
Other                                                                                                 54
Net cash (used in) financing activities of continuing operations                 (540,316)      (139,515)
Net cash provided by discontinued operations                                      132,746         60,973
Net increase (decrease) in cash and cash equivalents                               91,619         52,667
Cash and cash equivalents, beginning of period                                     36,709         32,005
Cash and cash equivalents, end of period                                        $ 128,328     $   84,672
SUPPLEMENTAL DISCLOSURES:
Interest paid                                                                   $ 102,612      $ 132,769
Income taxes paid                                                                     598          4,948
Common stock issued for the purchase of subsidiaries and earn-outs                                   195
Common stock issued for unearned stock compensation, net                              318          6,128
Common stock to be issued for earn-outs                                           (87,548)        87,548

See notes to consolidated financial statements.

                            AMRESCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000
                             (Unaudited)

1.   Basis of Presentation

      The accompanying unaudited consolidated financial statements of AMRESCO, INC. and subsidiaries (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three  and  nine  month  periods ended September  30,  2000  are  not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

2.   Discontinued Operations

         In December 1999, the Company announced that it had reached an agreement to sell its commercial mortgage banking ("CMB") business and asset management and real estate structured finance platforms to Lend Lease (US) Services, Inc. Accordingly, the results from the CMB business have been shown as discontinued operations with all prior periods restated. The Company completed the sale of its CMB business and its asset management and real estate structured finance platforms to Lend Lease (US) Services, Inc. on March 17, 2000. The proceeds from this sale were allocated between continuing and discontinued operations resulting in a pre-tax loss on disposal of assets of $23.7 million in continuing operations and a pre-tax gain on disposal of assets of $84.3 million in discontinued operations. This includes additional gains in continuing operations of $2.5 million from cash received in the third quarter.

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

                                             Three Months Ended         Three Months Ended
Operations Statement                         September 30, 2000         September 30, 1999
Data:
                                              CMB     RMB    Total     CMB        RMB      Total
Revenues from external sources               $   3   $       $   3   $41,266   $ 7,401   $48,667
Gain on sale of loans and investments, net                             1,218     7,220     8,438
Interest expense                                                       1,652       467     2,119
Depreciation and amortization                                          4,212     4,207     8,419
Operating income (loss)                        (71)            (71)    4,189   (13,311)   (9,122)
Income tax expense (benefit)                   (25)            (25)    1,466    (5,058)   (3,592)
Income (loss) from discontinued operations     (46)            (46)    2,723    (8,253)   (5,530)

                                              Nine Months Ended           Nine Months Ended
Operations Statement                         September 30, 2000           September 30, 1999
Data:
                                             CMB     RMB     Total     CMB        RMB      Total
Revenues from external sources             $28,253  $ 2,189 $30,442 $111,197  $ 61,013  $172,210
Gain on sale of loans and investments, net   3,642    1,921   5,563    5,556    58,387    63,943
Gain (loss) on disposal of assets           84,271   (3,098) 81,173
Interest expense                             1,836      559   2,395    5,195     2,660     7,855
Depreciation and amortization                3,122      280   3,402   11,268    10,063    21,331
Operating income (loss)                     85,399  (15,040) 70,359    9,902   (12,710)   (2,808)
Income tax expense (benefit)                29,890   (5,715) 24,175    3,466    (4,830)   (1,364)
Income (loss) from discontinued operations  55,509   (9,325) 46,184    6,436    (7,880)   (1,444)

Balance Sheet Data:                          September 30, 2000           December 31, 1999
                                             CMB     RMB     Total     CMB        RMB      Total
Cash and equivalents                       $   -   $   -   $    -   $ 11,898  $  5,643  $ 17,541
Loans held for sale, net                                              11,513              11,513
Loan and asset portfolios, net                                         9,771               9,771
Deferred income tax                                                    2,385               2,385
Intangibles                                                           57,771    41,377    99,148
Mortgage servicing rights                                             69,708              69,708
Other assets                                    2                2     8,567     9,957    18,524
Accounts and other payables                  (997)            (997)   (3,382)  (11,030)  (14,412)
Warehouse loans                                                      (12,675)            (12,675)
Income taxes payable
Other liabilities                                                    (27,803)     (585)  (28,388)
Net assets of discontinued operations       $(995) $        $ (995) $127,753  $ 45,362  $173,115


3.   Notes Payable and Other Debt

Notes payable:
     Senior Credit Facility - There were no amounts outstanding under
the  senior  credit facility as of September 30,  2000.   The  Credit
Agreement was terminated on October 16, 2000, pending release of lien on the related assets.

     Earn-out Notes - The promissory notes totaling $37.5 million issued to the former owners of Commercial Lending Corporation for the final earn-out payment were paid off in the second and third quarters of 2000.

     Builder Note Payable - On May 1, 1999, a wholly-owned subsidiary of  the  Company  entered into a Financing Agreement (the  "Financing
Agreement")  in which approximately $130.6 million of loans  made  by such  subsidiary  to small-to-medium sized local  and  regional  home building companies were financed by Adjustable Rate Home Builder Loan
Notes  issued  through  the means of a private  securitization.   The
Financing  Agreement's final maturity is May 25, 2007.  At  September
30,   2000,  $111.4  million  was  outstanding  under  the  Financing
Agreement.

     Non-recourse Debt - The Company has non-recourse debt  which  is used  primarily  to  fund  purchases of real estate  mortgage  backed securities,  under-performing loan portfolios and retained  interests
in  securitizations  and  is  secured by  the  specific  assets.   At
September   30,  2000,  $14.4  million  in  non-recourse   debt   was
outstanding secured by assets totaling $54.6 million.  This  includes a $12.0 million repurchase agreement that matures December 8, 2000.

Other debt:
     Warehouse  Debt  - The Interim Warehouse and Security  Agreement
(the  "Small Business Facility") dated February 26, 1998,  between  a wholly-owned  subsidiary  of the Company  and  Prudential  Securities
Credit Corporation ("Prudential") provides financing in an amount not to  exceed $200.0 million for the origination and purchase  of  small business  loans.  On March 1, 2000, the Small Business  Facility  was amended  to extend the Maturity Date to March 31, 2001.  At September
30,  2000,  $26.6  million was outstanding under the  Small  Business
Facility.    The  Interim  Warehouse  and  Security  Agreement   (the
"Franchise  Agreement") dated March 17, 1998, between a  wholly-owned subsidiary  of  the Company and Prudential provides financing  in  an amount  not to exceed $150.0 million for the origination and purchase of  certain franchise loans. On March 1, 2000, the Franchise Facility
was  amended  to  extend the Maturity Date to  March  31,  2001.   At
September  30,  2000,  nothing was outstanding  under  the  Franchise
Agreement.   The  total  aggregate commitment amount  for  the  Small
Business  Facility  and  Franchise Agreement  is  limited  to  $250.0 million.

     The   Loan  Agreement  ("Transamerica  Loan  Agreement")   dated
December  18, 1998 between a wholly-owned subsidiary of  the  Company and  Transamerica  Business  Credit Corporation  provides  a  working capital facility in the maximum aggregate principal amount of  up  to
$75.0   million  for  the  purpose  of  funding  new  Small  Business
Administration ("SBA") loans.  The Transamerica Loan Agreement has  a
Maturity  Date  of December 31, 2001. At September  30,  2000,  $36.9
million was outstanding under the Transamerica Loan Agreement.

     Senior Subordinated Notes - During the third quarter of 2000, the Company repurchased $10.0 million of its senior subordinated notes due 2005. A $3.5 million after tax gain, or $5.7 million gain before taxes, was recorded as an extraordinary gain in the accompanying financial statements.

     Interest - Interest on the Statements of Operations represents interest accrued on the various debt facilities of the Company for the respective periods plus amortization of deferred debt costs as shown below (in thousands):

                            Three Months Ended    Nine Months Ended
                               September 30,        September 30,
                               2000      1999      2000      1999
     Interest Expense        $21,838   $36,472   $73,712   $111,272
     Debt issuance costs       2,637     1,845    11,024      5,790
     Interest                $24,475   $38,317   $84,736   $117,062


4.   Shareholders' Equity

     The Board of Directors authorized a one-for-five reverse stock split that was approved at the special shareholders' meeting on August 25, 2000. The authorized shares of the Company's common stock was reduced to 30,000,000 with a par value of $0.25. All current and historical common stock share amounts and earnings per share have been adjusted to reflect the reverse split.

      On May 31, 2000, the Company issued options to purchase approximately 22,000 shares of common stock at a price in excess of the market price on that date. On June 14, 2000 and June 27, 2000, the Company issued approximately 259,200 and 32,400 restricted shares, respectively, of the Company's common stock to an employee and directors. The June 14, 2000 issuance vests over a seven month term and the June 27, 2000 issuance vests over a one year term.

      Effective  April 12, 1999, the original agreement and  plan  of merger  to  purchase  MIC was amended to fix the earnout  payment  at
$105.0  million,  with  $18.9 million in cash and  $86.1  million  in stock, and to provide the Company with an option to change the  stock
portion  of  the  earn-out  for  cash,  subject  to  certain   market
conditions  and  restrictions.   During  January  2000,  the  Company
obtained  an  option  to  return  MIC  and  its  related  assets  and liabilities  to  its  previous owners for a  cash  payment  of  $25.0 million  and  forgiveness of a $17.0 million  note  in  lieu  of  the issuance  of $86.1 million of common stock.  On April 20,  2000,  the option  was  exercised and the $86.1 million stock payment obligation was cancelled.

5.   Segments

      The following represents the Company's reportable segment position as of and for the three and nine months ended September 30, 2000 and 1999 (unaudited, in thousands):

                               Three Months Ended September 30,
       2000
                                                                  Home
                                          Commercial   Asset      Equity
                                            Finance  Management   Lending All Other  Eliminations  Total
Revenues from external sources              $43,881   $12,432    $ 1,237   $ 2,753          -      $ 60,303
Gain on sale of loans and investments, net   22,299       624                   15                   22,938
Interest expense                             11,980     2,220      8,130     2,145                   24,475
Loss on disposal and impairment of assets     5,566    (2,500)                                        3,066
Loss on retained interests in securizations   2,662               27,000                             29,662
Depreciation and amortization                 4,064         6        529       566                    5,165
Operating income (loss)                       9,002     9,191    (34,991)   (7,174)                 (23,972)


       1999
                                                                    Home
                                            Commercial   Asset     Equity
                                              Finance  Management  Lending All Other  Eliminations  Total
Revenues from external sources               $39,000    $27,193   $  9,556  $ (6,505)        -      $ 69,244
Gain (loss) on sale of loans and
 investments, net                              3,640      6,512     (7,075)   (8,476)                 (5,399)
Interest expense                              15,359      7,437      9,138     6,383                  38,317
Loss on impairment of assets                                         8,651                             8,651
Loss on retained interests in securitizations                       78,000                            78,000
Depreciation and amortization                  2,367        213      2,063       904                   5,547
Operating income (loss)                       10,902     10,295   (114,536)  (23,745)               (117,084)


                          Nine Months Ended September 30,
       2000
                                                                    Home
                                            Commercial   Asset     Equity
                                              Finance  Management  Lending  All Other  Eliminations   Total
Revenues from external sources               $ 95,321   $ 34,081  $ 11,672   $  8,339         -     $ 149,413
Gain (loss) on sale of loans and
 investments, net                              30,007     (2,093)       47         15                  27,976
Interest expense                               34,249      9,864    24,177     16,446                  84,736
Loss on disposal and impairment of assets       5,035     20,850               19,021                  44,906
Loss on retained interests in securitizations   2,662              106,564                            109,226
Depreciation and amortization                   9,336        186     1,903      2,021                  13,446
Operating income (loss)                         8,569    (12,249) (125,756)   (52,842)               (182,278)
Segment assets (liabilities)                  452,697    125,372  (132,295) 1,075,979   (398,330)   1,123,423

       1999
                                                                     Home
                                            Commercial   Asset      Equity
                                             Finance   Management   Lending All Other  Eliminations   Total
Revenues from external sources               $131,621   $ 86,499   $ 76,188  $ (2,188)        -     $ 292,120
Gain (loss) on sale of loans and
 investments, net                              35,750     17,130     17,317    (8,628)                 61,569
Interest expense                               45,566     22,794     31,574    17,128                 117,062
Loss on disposal and impairment of assets                             8,651                             8,651
Loss on retained interests in securitizations                        90,000                            90,000
Depreciation and amortization                   7,012        603      6,229     2,832                  16,676
Operating income (loss)                        51,703     34,663   (129,531)  (42,036)                (85,201)
Segment assets (liabilities)                  621,557    373,981    242,489 1,898,610    (568,065)  2,568,572

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a small and middle market business lending company with three principal segments in continuing operations: commercial finance, asset management and home equity lending. In its commercial finance segment, the Company focuses on (i) loans to franchisees of nationally recognized restaurant, hospitality and service organizations and (ii) loans to small business owners. The Company ceased operations in its single family residential construction lending division through the sale of substantially all of such division's assets and operations in the third quarter. The asset management segment owns and is in the process of liquidating asset portfolios which are managed by Lend Lease. The home equity lending segment consists of a minority interest in a limited liability company, Finance America LLC ("Finance America"), which originates, sells and services nonconforming first mortgage loans, and the management of a portfolio of retained interests from previous securitizations.

      The commercial mortgage banking segment, which was discontinued during 1999, involved fee-based origination and servicing of commercial real estate mortgages and commercial real estate brokerage. On March 17, 2000, the Company completed the sale (the "Lend Lease Transaction") of the commercial mortgage banking business, asset management and real estate structured finance platforms to Lend Lease (US) Services, Inc. ("Lend Lease"). The proceeds from the Lend Lease Transaction were allocated between continuing and discontinued operations resulting in a pre-tax loss on disposal of assets of $23.7 million in continuing operations and a pre-tax gain on disposal of assets of $84.3 million in discontinued operations. This includes additional gains in continuing operations of $2.5 million from cash received in the third quarter.

  The residential mortgage banking segment was discontinued during the first quarter of 2000. This segment consisted of the acquired operations of Mortgage Investors Corporation ("MIC"), which originated and sold Federal Housing Administration ("FHA") and Veterans Administration ("VA") streamlined re-financed loans. The Company's interest in MIC was terminated with the exercise of its option to (i) return MIC to its previous owners, (ii) pay $25.0 million to the previous owners of MIC in cash and (iii) forgive $17.0 million notes from the previous owners of MIC in substitution of the obligation to issue $86.1 million of common stock. The option was exercised April 20, 2000.

  In March 2000, the Company and the former shareholders of Commercial Finance Corporation ("CLC") agreed to amend the Asset Purchase Agreement pursuant to which the Company acquired CLC. This amendment provided that the amount of the final earn-out payment due on June 30, 2000 was fixed at $37.5 million and that the Company issue to such former CLC shareholders promissory notes in the aggregate principal amount of $37.5 million in lieu of the issuance of shares of the Company's common stock having such value. During the second and third quarters of 2000, these notes were paid in full.

  On March 22, 2000, the Company sold its United Kingdom asset management assets and operations for $160.0 million, consisting of the assumption of non-recourse debt of $81.9 million, cash of $47.0 million, which was used to reduce bank debt, and two notes receivable aggregating $25.0 million. A loss of $5.4 million on this transaction was recorded as loss on disposal of assets in the accompanying financial statements.

    During the first quarter of 2000, the Company transferred net assets of $6.2 million of the home equity lending business to Finance America in exchange for a 36% interest therein. An additional capital contribution of $1.2 million was made in the second quarter. The formation of Finance America represented the completion of the Company's previously announced plan to exit the home equity subprime mortgage finance business. Finance America took over the subprime home equity mortgage origination and sale business previously conducted by the Company's subsidiary, AMRESCO Residential Mortgage Corporation. This transaction allowed the Company to cap its future investment in the home equity mortgage business, partner with a major investment bank that is substantially involved in the home equity mortgage business, both as a lender and as an investment banker, and retain an equity upside opportunity.

  On September 22, 2000, the Company sold certain of the assets and operations of its homebuilder finance division (the "Homebuilders Transaction") for $132.6 million. The Company has received $126.0 million of cash and is scheduled to receive $6.6 million in cash within eighteen months. A loss of $5.6 million on this transaction was recorded as loss on disposal of assets in the accompanying financial statements.

  During the third quarter of 2000, the Company repurchased $10.0 million of its senior subordinated notes due 2005. A $3.5 million after tax gain, or $5.7 million gain before taxes, was recorded as an extraordinary gain in the accompanying financial statements.

Results of Operations

      The following discussion and analysis presents the significant changes in results of operations of the Company for the three and nine months ended September 30, 2000 and 1999 by segment. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

                                                             Three Months Ended        Nine Months Ended
(in thousands)                                                  September 30,            September 30,
                                                               2000         1999        2000        1999
Revenues:
   Commercial finance                                         $ 43,881   $ 39,000     $ 95,321  $ 131,621
   Asset management                                             12,432     27,193       34,081     86,499
   Home equity lending                                           1,237      9,556       11,672     76,188
   Corporate, other and intercompany elininations                2,753     (6,505)       8,339     (2,188)
     Total revenues                                             60,303     69,244      149,413    292,120
Operating expenses:
   Commercial finance                                           34,879     28,098       86,752     79,918
   Asset management                                              3,241     16,898       46,330     51,836
   Home equity lending                                          36,228    124,092      137,428    205,719
   Corporate, other and intercompany eliminations                9,927     17,240       61,181     39,848
     Total operating expenses                                   84,275    186,328      331,691    377,321
Operating income (loss):
   Commercial finance                                            9,002     10,902        8,569     51,703
   Asset management                                              9,191     10,295      (12,249)    34,663
   Home equity lending                                         (34,991)  (114,536)    (125,756)  (129,531)
   Corporate, other and intercompany eliminations               (7,174)   (23,745)     (52,842)   (42,036)
     Total operating income (loss)                             (23,972)  (117,084)    (182,278)   (85,201)
Income tax expense (benefit)                                    (2,125)   (40,605)     (22,634)   (26,978)
Income (loss) from continuing operations                       (21,847)   (76,479)    (159,644)   (58,223)
Income (loss) from discontinued operations, net of taxes           (46)    (5,530)      46,184     (1,444)
Income (loss) before extraordinary gain                        (21,893)   (82,009)    (113,460)   (59,667)
Extraordinary gain on early retirement of debt, net of taxes     3,470                   3,470
Net income (loss)                                             $(18,423)  $(82,009)   $(109,990)  $(59,667)


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

      The Company reported a 13% decrease in revenues from $69.2 million to $60.3 million. The decrease in revenues was due primarily to decreases of $30.8 million in interest and other investment income and $5.2 million in asset management and resolution fees, which decrease was offset, in part, by an increase of $28.3 million in gain on sale of loans and investments. Operating loss from continuing operations decreased from a loss of $117.1 million for the third quarter of 1999 to a loss $24.0 million for the third quarter of 2000. The decrease in operating loss was due primarily to (i) a $51.0 million decrease in loss on retained interests in securitizations in home equity lending, (ii) lower personnel and general and administrative costs due to the Company's exit from the home equity subprime mortgage finance business and reduced corporate headcount and (iii) lower interest expense related to reduced balances of the senior credit facility and warehouse debt. Net loss decreased $63.6 million from a loss of $82.0 million in the third quarter of 1999 to $18.4 million primarily due to the decreases in expenses noted above, a $5.5 million decrease in loss from discontinued operations and the $3.5 million extraordinary gain on the early retirement of senior subordinated notes, net of income taxes.

      Commercial Finance. Revenues for the three months ended September 30, 2000 primarily consisted of $22.3 million of gain on sale of loans, $19.2 million of interest income and $2.1 million in origination and servicing fees. The $4.9 million increase in revenues from $39.0 million for the prior year period to $43.9 million for the three months ended September 30, 2000 related primarily to a $18.7 million increase in gain on sale of loans and investments offset, in part, by a $14.3 million decrease in interest and other investment income. The increase in gain on sale of loans was due primarily to third quarter 2000 securitization gains of $17.8 million on a $210.0 million conventional lending securitization and $3.0 million on a $65.0 million small business administration loan securitization compared to a gain of $1.8 million on a $62.1 million small business securitization in the prior year quarter. The decrease in interest and other investment income was due primarily to decreased balances of loans held by the real estate and communication group. Approximately $182.4 million of real estate structured finance loans were sold in the first quarter of 2000 and $130.0 million of communications loans were sold in the fourth quarter of 1999.

     Operating  expenses  for the quarter ended  September  30,  2000 primarily consisted of $12.0 million of interest expense, $5.8 million of personnel expense, $5.6 million of loss on disposal of assets, $4.1 million of depreciation and amortization, $3.1 million of other general and administrative expense, $2.7 million of loss on retained interests in securitizations and $1.7 million of provision for loan losses. The $6.8 million increase in expenses from $28.1 million for the prior year period to $34.9 million for the quarter ended September 30, 2000 was primarily due to the $5.6 million loss relating to the Homebuilders Transaction, the $2.7 million loss on retained interests in securitizations related to telephone equipment finance loans, an increase of $1.7 million in depreciation and amortization due to additional amortization from the $37.5 million earn-out settlement with the former shareholders of CLC and an increase of $1.4 million in provision for loan losses resulting from an increase in current year provisions for real estate loans. This increase was partially offset by decreases of $3.4 million of interest expense related to the financing for loans held by the real estate and communication group and $1.3 million of personnel expense.

     Asset Management. Revenues for the three months ended September 30, 2000 primarily consisted of $11.1 million of interest and other investment income. The $14.8 million decrease in revenues from $27.2 million for the third quarter of 1999 to $12.4 million for the third quarter of 2000 was primarily comprised of decreases of $5.9 million in gain on sale, $5.2 million in asset management and resolution fees and $4.5 million in interest and other investment revenue. These decreases were primarily due to the reduction in the amount of such assets and the sale of the United Kingdom assets in the first quarter of 2000.

     Operating expenses for the quarter ended September 30, 2000 primarily consisted of $3.1 million in other general and administrative expenses and $2.2 million in interest expense, which expenses were offset, in part, by a $2.5 million gain on disposal of assets related to the Lend Lease Transaction. The $13.7 million decrease in expenses from $16.9 million for the prior year period to $3.2 million for the quarter ended September 30, 2000 was primarily due to a $5.2 million decrease in interest expense, a $4.7 million decrease in personnel cost, a $1.0 million decrease in other general and administrative expenses and $2.5 million increase in gain on disposal of assets. These decreases were primarily due to the reduction in the amount of such assets resulting from the Lend Lease Transaction and the sale of the United Kingdom assets in the first quarter of 2000.

      Home Equity Lending. Revenues for the three months ended September 30, 2000 primarily consisted of $1.2 million of interest income. The $8.4 million decrease in revenues from $9.6 million for the prior year period was primarily due to decreases of $12.9 million in interest income and $2.1 million in mortgage banking and servicing fees offset, in part, by a prior year quarter $7.1 million loss on sale. The decreases in revenues were primarily due to the transfer of this business to Finance America in the first quarter of this year.

     Operating expenses for the quarter ended September 30, 2000 primarily consisted of $27.0 million of write-down of retained interests in securitizations and $8.1 million of interest expense. Operating expenses decreased by $87.9 million from $124.1 million for the prior year period to $36.2 million for the quarter ended September 30, 2000 primarily due to decreases of $51.0 million in loss on retained interests in securitization resulting from smaller write-downs, $14.7 million in other general and administrative expenses, $11.2 million in personnel cost, $8.7 million on impairment of intangible assets, $1.5 million in depreciation and amortization and $1.0 million in interest expense. The decreases in expenses were primarily due to the aforementioned transfer of the business to Finance America.

      Corporate, Other and Intercompany Eliminations. Revenues of $2.8 million for the three months ended September 30, 2000 primarily consisted of interest income from investments in residential mortgage backed securities. The $9.3 million increase in revenues from a $6.5 million loss in the prior year quarter was primarily due to a prior year $8.5 million loss on the sale of a residential mortgage backed security and an $0.8 million increase in interest income. The $7.3 million decrease in expenses from $17.2 million for the prior year period to $9.9 million for the quarter ended September 30, 2000 was primarily due to decreases of $5.7 million in personnel cost and $4.2 million in interest expense offset, in part, by a $3.0 million increase in unallocated other general and administrative costs. Personnel cost decreased due to a decrease in corporate employees and interest expense decreased due to a lower balance outstanding on the senior credit facility.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

      The Company reported a 49% decrease in revenues from $292.1 million to $149.4 million primarily due to decreases of $95.3 million in interest and other investment income, $33.6 million in gain on sale of loans and investments and $9.5 million in asset management and resolution fees. Operating loss from continuing operations increased from $85.2 million for the first nine months of 1999 to $182.3 million for the first nine months of 2000 and net loss increased from $59.7 million to $110.0 million. The increase in operating loss was primarily due to (i) the decreases in revenues noted above, (ii) losses on the Lend Lease Transaction primarily driven by the allocation of the purchase price to specific assets purchased, (iii) increased write-downs and loss on sale of retained interests in securitizations, (iv) increased provisions for loan and asset portfolio losses, (v) the loss on the Homebuilder Transaction and (vi) the sale of the United Kingdom assets and operations. These decreases in operating income were offset, in part, by lower personnel, interest, other general and administrative and depreciation and amortization expenses.

      Commercial Finance. Revenues for the nine months ended September 30, 2000 primarily consisted of $58.4 million of interest income, $30.0 million of gain on securitization and sale of loans and $5.9 million in mortgage banking and servicing fees. The $36.3 million decrease in revenues from $131.6 million for the prior year period to $95.3 million for the nine months ended September 30, 2000 primarily related to decreases of $33.0 million in interest and other investment income and $5.7 million in gain on sale of loans. The decrease in interest and other investment income was due to decreased balances of loans primarily resulting from the sale of $182.4 real estate structured finance loans early in the first quarter of 2000 and the sale of $130.0 million of communication loans in the fourth quarter of 1999. The decrease in gain on sale of loans was primarily due to $328.7 million of small business and SBA loan securitizations completed in the first nine months of 1999 compared to $275.0 million of small business and SBA loan securitization in the first nine months of 2000.

     Operating expenses for the nine months ended September 30, 2000 primarily consisted of $34.2 million of interest expense, $18.1 million of personnel expense, $9.3 million of depreciation and amortization, $9.4 million of provisions for loan losses and $8.0 million of other general and administrative expense. The increase in expenses of $6.9 million from $79.9 million for the prior year period to $86.8 million for the nine months ended September 30, 2000 was primarily due to a $13.2 million increase in provision for loan losses, a $5.0 million net loss on the Homebuilder Transaction and sale of the real estate structured finance platform, a $2.7 million loss on retained interests in securitizations related to telephone equipment lending loans and a $2.3 million increase in depreciation and amortization. These increases were partially offset by decreases of $11.3 million in interest expense related to the financing of lower balances of loans and loans held for sale, $2.6 million in personnel cost related to the sale of loans and reduction in activity in the real estate structured finance and communication group and $2.4 million in other general and administrative expense.

     Asset Management. Revenues for the nine months ended September 30, 2000 primarily consisted of $29.4 million in interest income, $5.5 million in asset management and resolution fees and $1.3 million in other income offset, in part, by $2.1 million of loss on sale of investments. The $52.4 million decrease in revenues from $86.5 million for the first nine months of 1999 to $34.1 million for the first nine months of 2000 was primarily comprised of decreases of $24.3 million in interest income, $19.2 million in gain on sale of investments and $9.6 million in asset management and resolution fees. These decreases were primarily due to the sale of the asset management platform and the sale of the United Kingdom assets in the first quarter of 2000.

     Operating expenses for the period ended September 30, 2000 primarily consisted of $20.9 million of loss on disposal and impairment of assets, $9.9 million in interest expense, $9.6 million in other general and administrative expenses and $5.8 million in personnel cost. The $5.5 million decrease in operating expenses from $51.8 million for the prior year period to $46.3 million for the nine months ended September 30, 2000 was primarily due to the loss on disposal and impairment of assets of $20.9 million offset, in part, by decreases of $12.9 million in interest expense, $9.2 million in personnel expense, $2.8 million in other general and administrative expenses and $1.0 million in provision for loan and asset portfolio losses primarily as a result of the Lend Lease Transaction and the United Kingdom asset sale. The loss on disposal and impairment of assets is comprised of a $7.6 million impairment of asset backed securities, a $5.4 million loss on the sale of the UK operation, a $5.2 million loss on the Lend Lease Transaction and a $2.7 million impairment of the Company's investment in AMRESCO Capital Trust.

      Home Equity Lending. Revenues for the nine months ended September 30, 2000 primarily consisted of $9.8 million of interest income and $1.4 million in mortgage banking and servicing fees. The $64.5 million decrease in revenues from $76.2 million for the prior year period to $11.7 million for the nine months ended September 30, 2000 was primarily due to decreases of $39.8 million in interest income related to holding reduced balances of loans held for sale due to the transfer of this business to Finance America, $17.3 million in gain on sale of loans and $6.3 million in mortgage banking and servicing fees also due to the transfer to Finance America.

     Operating expenses for the nine months ended September 30, 2000 primarily consisted of $106.6 million of write-downs and loss on sale of retained interests in securitizations, $24.2 million of interest expense, $4.3 million of other general and administrative expense and $1.9 million of depreciation and amortization. Operating expenses decreased by $68.3 million from $205.7 million for the prior year period to $137.4 million for the nine months ended September 30, 2000 primarily due to decreases of $32.1 million in personnel expense,
$29.5 million in other general and administrative expense, $8.7 million in impairment of assets, $7.4 million in interest expense, $4.3 million in depreciation and amortization and $2.8 million in provision for loan and investment losses, which decreases were offset, in part, by an increase of $16.6 million in loss on retained interests in securitizations. The $106.6 million loss on retained interests consisted of a $97.0 million write-down and a $9.6 million loss on the sale of retained interests. The decrease in impairment of assets of $8.7 million related to a prior year impairment of intangible assets and the decreases in other expenses were primarily due to the aforementioned transfer to Finance America.

      Corporate, Other and Intercompany Eliminations. Revenues of $8.3 million for the nine months ended September 30, 2000 primarily consisted of interest income from investments in residential mortgage backed securities. The $21.3 million increase in expenses from $39.9 million for the prior year period to $61.2 million for the nine months ended September 30, 2000 was primarily due to the $19.0 million loss on the disposal of assets and related expenses on the Lend Lease Transaction and a $10.6 million increase in general and administrative expenses primarily due to decreased allocations of and general and administrative expenses offset, in part, by a $6.8 million decrease in personnel cost related to a reduction in corporate headcount.


Liquidity and Capital Resources

       Cash   flows  provided  by  operating  activities,   principal
collections and sales of loans, asset portfolios and asset-backed securities totaled $877.5 million for the first nine months of 2000 compared to $623.9 million for the same period in 1999. The variance from the prior period was primarily due to the sale of the real estate structured finance portfolio for $170.2, the Lend
Lease Transaction, and the Homebuilder Transaction, offset, in part, by cash receipts of $138.0 million in the prior year period from the resecuritization of retained interests in securitizations. Cash and cash equivalents totaled $128.3 million at September 30, 2000 which included the proceeds of the Homebuilders Transaction. Subsequent to quarter end the Company utilized a substantial portion of its cash position to repurchase senior subordinated notes. As of November 6, 2000, the Company's cash and cash equivalents was $42.5 million. The Company anticipates holding a majority of its current cash and cash equivalents for future working capital uses, loan repurchase obligations and other operating and financing needs. The following table is a summary of selected cash flow activity and debt ratios during the first nine months of 2000 and 1999 (dollars in thousands):

                                                                              2000       1999
Net cash provided by operating activities of continuing operations          $ 83,108   $169,565
Net cash provided by (used in)investing activities of continuing operations  416,081    (38,356)
Net cash (used in) financing activities of continuing operations            (540,316)  (139,515)
Net cash provided by discontinued operations                                 132,746     60,973
Other financial measures:
Cash flow from operations and collections on and sales of loans,
 asset portfolios and asset-backed securities                                877,484    623,862
Cash provided by new capital and borrowings (used in repayment),
 net (excluding warehouse loans payable)                                    (540,316)  (139,569)
Cash used for purchase of asset portfolios, asset-backed securities,
 mortgage servicing rights and originations of loans                        (361,468)  (493,678)

The following table is a summary of selected debt ratios as of September 30, 2000 and December 31, 1999:

                                                      2000     1999
    Ratio of total debt to equity                    3.0:1     3.0:1
    Ratio of core debt to equity (excludes
     indebtedness under warehouse lines of credit)   2.8:1     2.8:1


      The following table shows the components of the Company's loans held for sale, loans and asset portfolios, retained interests in securitizations, notes receivable and asset backed securities and the corresponding debt as of September 30, 2000 and December 31, 1999 (in millions):

                                                          2000               1999
                                                       Assets  Debt        Assets Debt
    Loans held for sale:
     SBA                                               $ 46.2  $ 36.9 (a)  $ 57.5 $ 47.2   (a)
     Conventional lending                                31.4    26.6 (b)    63.2   53.3 (b,g,h)
     Other                                                8.3                11.9
     Real estate structured finance                                         162.4
       Total loans held for sale                         85.9               295.0

    Loans:
     Homebuilder lending                                134.7   111.4 (c)   217.2  142.5  (c,i)
     Real estate structured finance and communication    35.9                62.0
     Home equity lending servicing advance                                    9.6
     Other                                               17.7                26.8
       Total loans                                      188.3               315.6

    Investments in loan and other asset portfolios:
     Loan portfolios                                     37.9               135.8
     Real estate                                         35.0     2.3 (d)   189.2  125.8   (d)
     Partnerships, preferred stock and joint ventures    12.2                52.1
     Other                                                7.1                12.7
       Total purchased loan and other asset portfolios   92.2               389.8
    Total loans and asset portfolios                    280.5               705.4

    Asset-backed securities - available for sale
     Commercial mortgage backed securities               16.7                59.0
     Residential mortgage backed securities              46.9   46.9 (e)     48.0   48.0   (e)
       Total asset backed securities                     63.6               107.0

    Notes receivable:
     Lend Lease sale                                     25.0                 -
     U.K. asset sale                                     23.2                 -
     Builders asset sale                                 12.9                 -
       Total notes receivable                            61.1                 -

    Retained interests in securitizations
     Conventional lending                               145.9   12.1 (f)    127.7
     SBA                                                 24.1                16.3
     Home equity lending                                 46.1               155.3    7.6  (j)
       Total retained interests in securitizations      216.1               299.3

     Other related debt                                        236.2               424.4
     Senior Credit Facility                               -                        384.7
     Other                                                -                          1.4
       Totals                                          $707.2 $236.2     $1,406.7 $810.5

      (a)  Transamerica SBA warehouse line of credit
      (b)  Prudential small business warehouse line of credit
      (c)  Homebuilder lending commercial paper conduit
      (d)  Other non-recourse debt
      (e)  Non-recourse debt related to secuirtization of RMBS assets
      (f)  Repurchase agreement non-recourse financing
      (g)  Salomon Brothers small CMBS warehouse line of credit
      (h)  Prudential franchise warehouse line of credit
      (i)  Kitty Hawk commercial paper conduit
      (j)  Donaldson Lufkin & Jenrette residual security non-recourse debt


     The following table shows the components of the Company's capital structure, including certain short-term debt, as of September 30, 2000 and December 31, 1999 (dollars in millions):

                                      2000              1999
                                           % of              % of
                                 Dollars   Total    Dollars  Total
   Shareholders' equity         $  270.0    25%     $ 459.7   25%
   Senior subordinated notes       569.9    53        580.0   31
   Warehouse loans payable          63.6     6        101.9    6
   Notes payable                   172.7    16        708.6   38
           Total                $1,076.2   100%    $1,850.2  100%

     Total assets decreased $0.8 billion to $1.1 billion at September 30, 2000 from $1.9 billion at December 31, 1999. The decrease was primarily due to sales of the real estate structured finance portfolio, the assets of the United Kingdom operation, the assets of the Homebuilder Transaction and the Lend Lease Transaction.

     See Note 3, "Notes Payable and Other Debt", included in "Item 1. Financial Statements" for a discussion of changes in the Company's debt facilities since December 31, 1999.

General

     The Company believes it has sufficient liquidity to meet its obligations and funding requirements to maintain its operations at
the  currently  reduced  investment pace.   The  primary  sources  of
liquidity currently include internally generated funds, availability under new agreements, if any, as well as, to the extent described above, the warehouse facilities, sales of assets and operations and cash balances. The Company has been informed that the Prudential Small Business and Franchise Facilities will not be renewed in March 2001 and that the Transamerica SBA Facility will not be renewed in December 2001. No assurance can be given that new warehouse facilities can be put in
place.   The  failure  to replace either or both  of  such  warehouse facilities would have a material adverse effect upon operations and the financial condition of the Company. Any cash in excess of the day to day operating needs of the Company may be utilized in connection with the acquisition of businesses, expansion of existing
businesses   and  the  continued  repurchasing  of  its   outstanding
subordinated notes. No assurance can be given that excess cash will be available or, that if available, could be utilized to acquire any business, expand existing businesses or repurchase any more of its outstanding subordinated notes.

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

Recent Developments

       On October 25, 2000, through a series of simultaneous transactions, the Company (i) repurchased approximately $130.6 million in loans from the homebuilders securitization resulting in a payoff of $111.4 million in non-recourse debt and (ii) sold such loans at par. The Company received net cash proceeds of $22.7 million, after repayment of the non-recourse debt and recovery of servicing advances. Additional hold back proceeds of $3.4 million are anticipated to be received within thirty days. The Company recorded a gain of $0.3 million on this series of transactions.

      Through November 6, 2000, the Company continued to repurchase its outstanding senior subordinated notes. After expensing related debt issuance costs, an after tax gain of approximately $45.3 million, or a $73.1 million gain before taxes, was recorded on the repurchase of an aggregate of $183.7 million of the senior subordinated notes subsequent to quarter end, decreasing to $386.2 million the outstanding principal amount thereof.

Other Matters

      Prepayment rates on the Company's franchise and small business loan securitizations are in line with expectations; however, the
default  rate  on such loans has recently exceeded expectations.   If
the default rate does not decrease, write-downs of the Company's retained interests relating to such securitizations and other assets may be necessary. Current valuations take into account the assumptions influenced by market conditions. The discount rate used to value the retained interests is influenced primarily by volatility and predictability of the underlying cash flows which generally become more certain as the securities season. Also, certain loans made to pay phone operators that were a part of the small business securitization are now projected to have losses which resulted in a write-down of retained interests in securitizations of $2.7 million during the quarter.

     The actual constant default rate on the Company's home equity securitizations from inception to date is 1.8% and is projected to be 5.3% for the next twelve months. The actual loss severity rate from inception to date is 41.7% and is projected to be 42.0% over the next twelve months. These rates are higher than originally projected. Through September 30, 2000, the weighted average annual prepayment rate was 26.5% for the period from inception of each security and is modeled to be 24.6% for the next twelve months. Based upon actual default and loss severity performance, which has exceeded projected levels, and the Company's valuation model which projects future performance, a non-cash write down of $27.0 million during the third quarter of 2000 was recorded. Future performance will dictate what write-downs, if any, will be needed in future periods.

     The weighted-average discount rates used to value the Company's retained interests from commercial finance and from home equity securitizations at September 30, 2000 were 15.4% and 18.2%, respectively. The Company utilized, for initial valuation purposes, discount rates ranging from 14% - 20% for its commercial finance franchise loan securitizations, an 18% discount rate on its commercial finance small business loan securitizations and a 20% discount rate on its home equity securitizations. The lower discount rates on the commercial finance securitizations were due to the reduced risk resulting from a borrower cross-collateralization feature in these securitizations. Retained interests in securitizations at September 30, 2000 consisted of $145.9 million of commercial finance conventional loan interests, $24.1 million of commercial finance SBA loan interests and $46.1 million of home equity loan interests.


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

      The following is a discussion of the Company's primary market risk exposures as of September 30, 2000, including a discussion of how those exposures are managed.

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

      Interest rate sensitivity analyses are used to measure the Company's interest rate risk related to its trading and other than trading portfolios by computing hypothetical changes in fair values of interest rate sensitive assets, liabilities and off balance sheet items in the event of a hypothetical changes in interest rates. The following tables summarize the Company's interest rate sensitivity analyses as of September 30, 2000 (dollars in millions):

     Retained Interests in Securitization (trading):

      Change in                    Hypothetical  Hypothetical
    Interest Rates  Fair Value      Change ($)    Change (%)
          10%        $212.7           $(3.4)        (1.6)%
           0          216.1               -            -
         (10)%        218.7             2.6          1.2


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


     Other than Trading:

      Change in                    Hypothetical Hypothetical
    Interest Rates  Fair Value      Change ($)   Change (%)
         10%          $80.6           $ 3.9         5.1%
          0            76.7               -           -
        (10)%          73.0            (3.7)       (4.8)

      The other than trading category includes loans held for sale, loans and asset portfolios, asset backed securities, derivative positions, senior subordinated notes and the amount outstanding under the Company's Credit Agreement to the extent the fair value could be affected by a widening of spreads. The fair value of these assets and liabilities and their sensitivity to changes in interest rates have been determined based upon discounted cash flow analysis, historical market variances, mark to market quotes from dealers and Bloomberg quotations. In an increasing interest rate environment, the Company projects the fair value of its debt obligations to decrease offset, in part, by a fair value reduction in its asset and derivative portfolio.

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

Foreign Exchange Risk

      Foreign exchange risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments. The Company is subject to foreign exchange risk to the extent its income bearing assets exceeds its related foreign denominated debt. The following table summarizes the hypothetical impact to the Company's financial position as of September 30, 2000, due to changes in foreign currency exchange rates (dollars in millions):


     Change in
      Foreign
   Exchange Rates                    Hypothetical     Hypothetical
     per Dollar     Fair Value          Change           Change
        10%           $35.0            $(3.8)           (9.8)%
         0             38.8                -               -
       (10)%           43.0              4.2            10.8

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


                     PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders.

     On August 25, 2000 the Company held a special shareholders' meeting at which the following matters were considered and voted upon:

     (a)  One-for-five reverse stock split

          A proposal to amend the Company's Restated Certificate of Incorporation to effect a reverse split of the outstanding shares of the Company's common stock, whereby every five shares of common stock outstanding will automatically be reverse split into one share outstanding and thereby increasing the par value of the common stock from $0.05 per share to $0.25 per share was approved. The number of shares, pre-split, voting for the proposal: 43,222,808; shares against the proposal: 1,231,452; shares abstaining:
          170,621.


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

                                   AMRESCO, INC.
                                   Registrant


Date:   November 14, 2000          By:/s/ Jonathan  S. Pettee
                                   Jonathan S. Pettee
                                   Executive Vice President
                                   and Chief Financial Officer