Form 10-K
period 2000-12-31
AMRESCO INC
filed 2001-04-02
CIK 225569

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                       ________________________
                               FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
               For The Fiscal Year Ended December 31, 2000
                                    OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 0-8630

                             AMRESCO, INC.
        (Exact name of registrant as specified in its charter)

             Delaware                             59-1781257
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)

 700 N. Pearl St. Ste 1900 LB 342 Dallas, TX.           75201-7424
  (Address of principal executive offices)              (zip code)
  Registrant's telephone number, including area code: (214) 953-7700

      Securities registered pursuant to Section 12(b) of the Act:

                               None

      Securities registered pursuant to Section 12(g) of the Act:

           Shares of common stock, par value $0.25 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

      As of March 23, 2001, 10,586,164 shares of the registrant's common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of March 23, 2001, was approximately $11,500,000.

                  DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on May 15, 2001, are incorporated by reference in Part III hereof.

                                PART I

Item 1.  Business

                                General

     AMRESCO, INC., a Delaware corporation (the "Company"), is a small and middle market business lending company, making loans primarily to franchisees of nationally recognized restaurant, hospitality and service organizations and to small business owners. In addition, the Company has retained certain assets from business operations which have been sold or discontinued and is in the process of liquidating such assets.

      The Company began operations in 1987, providing asset management and resolution services to governmental agencies, financial institutions and others relating to nonperforming and underperforming commercial and real estate loans. From 1994 through 1998, the Company entered commercial mortgage banking, commercial finance, residential mortgage lending and loan servicing businesses, and oriented its asset management activities towards direct investments in distressed and underperforming assets. As a result of disruptions in the capital markets in late 1998, changes in the financial services market since late 1998 and losses incurred by the Company, the Company has divested or discontinued many of its businesses, including commercial mortgage banking, residential mortgage lending, loan servicing and investing in distressed and underperforming assets.

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

                          Recent Developments

      Since January 1, 2000, the Company has consumated a number of transactions that have affected the Company's structure, future operations, business strategy and operating results. The following is a summary of these events.

Sale of Real Estate Structured Finance Loans

      In January 2000, the Company sold $182.4 million of real estate structured finance loans for $170.2 million in cash. Consistent with the Company's strategy to de-leverage its balance sheet, the proceeds were used to pay down indebtedness outstanding under its secured bank credit facility. In connection with the sale of certain business operations to Lend Lease (US) Services, Inc. ("Lend Lease"), the
Company also sold its real estate structured finance business operation. See "Business - Recent Developments - Sale of Assets to Lend Lease (US) Services, Inc."

Sale of Assets and Operations to Lend Lease

      In March 2000, the Company and certain of its subsidiaries sold the Company's commercial mortgage banking business (including commercial mortgage servicing, commercial mortgage brokerage and commercial loan origination (excluding the Company's conduit lending programs, the operations of which the Company discontinued)) and its asset management and real estate structured finance platforms (collectively, the "Business") to Lend Lease. The transaction encompassed both the domestic and international operations of the Business, other than those business operations conducted in Europe. The purchase price was $224.0 million in cash and a promissory note receivable (the "Note") in the principal amount of $25 million. The cash proceeds from the sale were used to reduce the Company's secured bank credit facility.

      Interest on the Note accrues at a rate of 7.5% per annum. An initial principal payment of approximately $20 million under the Note is due on March 17, 2002 and the remaining principal balance is payable on March 17, 2003. Payment of the principal is subject to, and may be offset by, obligations of the Company in excess of $750,000 to Lend Lease under the purchase agreement, including the Company's indemnity obligations thereunder.

      Until March 17, 2003, the Company may neither compete, directly or indirectly, in any manner with the Businesses nor solicit employees, customers, clients, suppliers or licensors with respect to any business conducted by the Company substantially similar to the Businesses.

      Lend Lease manages pursuant to a management agreement for the Company various financial and other assets held by the Company, including commercial and industrial loans, commercial and multi-family real estate (including partnership and other equity interests therein) and commercial and multi-family real estate loans. These assets had been originated and managed by the Businesses prior to being acquired by Lend Lease. The services provided by Lend Lease include advisory, consultation, management, servicing and disposition services.

Sale of Asset Management Assets and Operations in the United Kingdom

      In March 2000, the Company sold its United Kingdom asset management assets and operations for $160.0 million. The Company received net cash proceeds of $47.0 million and notes receivable aggregating $25.0 million. In addition, indebtedness relating to such assets was retired. Such notes are denominated in equal amounts and payable in March 2001 and 2002. The Company received a $6.9 million payment in March and $16.4 million, including accrued interest, remains outstanding. One note is subject to offset for certain potential tax liabilities. The Company has ceased all asset management operations in the United Kingdom. Cash proceeds received by the Company from the sale were used to reduce non-recourse and bank debt.

Transfer of Mortgage Investors Corporation

      In April 2000, the Company transferred Mortgage Investors Corporation ("MIC"), a producer of Veteran's Administration ("VA") streamlined re-financed loans, to its previous owners, thereby discontinuing the Company's residential mortgage banking business.

      The consideration for such transfer was a cash payment by the Company of $25.0 million to the former owners of MIC and forgiveness of a $17.0 million aggregate principal amount of notes due from such previous owners in substitution of the obligation of the Company to issue $86.1 million worth of its common stock to the previous owners.

Sale of Builder Finance Operations

      In September 2000, the Company sold substantially all of the assets and the operations of its Builder Finance Group, a part of the Company's Commercial Finance line of business, to Prism Mortgage Company ("Prism"), a subsidiary of The Royal Bank of Canada. The Builder Finance Group provided financing to home builders.

      The net purchase price for the Builder Finance Group was $132.6 million. Of this amount, the Company received $129.3 million in cash and used the proceeds to fund the repurchase of certain of its outstanding senior subordinated notes. The remaining $3.3 million is being held back by Prism and is payable in two installments between September 2001 and March 2002. The holdback payments are subject to reduction for amounts for which may become payable pursuant to indemnities contained in the asset purchase agreement.

      Until September 2003, the Company may neither compete with the Builder Finance Group in the United States or Canada nor solicit its customers. The Company entered into a servicing agreement with Prism whereby Prism services $2.4 million, before reserves, of the home builders' loans retained by the Company.

Sale of Securitized Loans

      In October 2000, the Company sold substantially all of the loans held by the AMRESCO Home Builders Loan Trust 1999 A (the "Securitized Loans") to Prism. The Securitized Loans were held by the Trust and were collateral under the Trust's Adjustable Rate Home Builder Loan Notes, Class A, Class B and Class C (the "Notes"). The Notes were repaid by funds provided by Prism, the liens on the Securitized Loans were released and the Securitized Loans were transferred to the
Company. The Company then transferred substantially all of the Securitized Loans to Prism, and Prism paid the Company $26.1 million in cash. The Company used the $26.1 million of proceeds to fund the repurchase of certain of its outstanding senior subordinated notes.

Retirement of Bank Debt

      In October 2000, the Company retired its secured bank credit facility which had an outstanding principal amount of $384.7 million at January 1, 2000.


Telecapital Operations

     During 2000, the Company ceased making loans to the pay telephone industry.

                          Commercial Finance

      The commercial finance line of business began operations in 1997 and focus on two lending sub-markets; conventional small and middle market business loans and government guaranteed Small Business Administration ("SBA") loans.

      Conventional business lending, conducted through the Company's wholly-owned subsidiary, AMRESCO Commercial Finance, Inc. ("ACFI"), concentrates on the origination, securitization and servicing of loans made to small and middle market business owners. Borrower profiles emphasize, among other things, the borrower's experience with the particular operating concept and cash flow of the respective operating units. Typically, loans are for refinance, remodeling or purchase of existing facilities relating to restaurants, hospitality, automotive and service organizations and other small to middle market businesses. The loans are funded primarily by a dedicated warehouse facility until they are securitized and sold.

      The SBA lending is conducted through the Company's wholly-owned subsidiary, AMRESCO Independence Funding, Inc. ("Independence Funding"). Independence Funding holds one of only 14 non-bank licenses issued by the SBA and they make SBA loans to qualifying small business owners. Typically 75% of the principal balance is guaranteed by the SBA and sold at a premium to individual investors via a bid process approximately two to three weeks after the loan is funded. The remaining non-guaranteed portion of the loan is retained for future securitization along with the interest spread between the contractual rate on the SBA loans and the investor pass-through rate on the guaranteed portion which has been sold. The SBA loans are funded primarily by a warehouse debt facility.

      The commercial finance line of business processes, underwrites, sells, securitizes and services loans originated by producers. The producers solicit business using a combination of marketing efforts that include direct solicitation, convention attendance and referrals from brokers and previous borrowers. The following table summarizes loan origination volumes for the years ended December 31, 2000 and 1999 (dollars in thousands):

                          2000        %        1999        %
Conventional lending    $235,638     55.5%   $553,636    76.9%
SBA lending              189,066     44.5     166,403    23.1
    Total               $424,704    100.0%   $720,039   100.0%

      The decrease in the volume of conventional business lending is attributable to four primary factors: (i) a higher interest rate environment early in 2000, (ii) tighter credit standards, (iii) a slowing economy during the later half of 2000 and (iv) limitations on asset types and amounts imposed by the Company's warehouse lenders.

     Since 1997, the Company's commercial finance line of business has completed ten securitizations aggregating $1.6 billion. The securitization structure consists of (i) multiple classes of investment grade certificates that are sold via private placement to investors and (ii) an equity interest and subordinated certificates retained by the Company.

      Investment grade ratings for the securities are achieved by (i) limited cross-guaranteed loan provisions for the various borrowers with loans in certain securitization transactions, (ii) retention by the Company of an equity or subordinated interest, (iii) pledging excess spreads of the loans to the trust and (iv) financial guarantee insurance, if applicable. In the limited cross-guarantee arrangement present in the conventional business loans activities, each borrower signs a note for an amount greater (5% or 10%, depending upon the business operated by the borrower) than their net loan proceeds and makes payments based on the higher note amount. This increment above the loan amount, known as the credit enhancement amount, is rebated to the borrower after they make their monthly payment assuming no deficiencies exist in the securitization pool. Should deficiencies occur within the pool, the rebates of the performing loans have been pledged to cure such deficiencies and are applied in an amount to bring the loan pool to a non-delinquent status. Once the deficiency is cured, the recovered rebates are returned to the appropriate borrowers. For each securitization loan pool, the cash flow from the subordinated interest retained by the Company is used as additional
credit  support  for  the  payment  of  the  investment  grade   rated
securities  issued  in  such  securitization.   Accordingly,  if   the
aggregate amount of all loan delinquencies in a pool exceeds the cross-guarantee credit enhancement amount for such pool, the cash flow to the Company from the related subordinated interest would be delayed, but would not necessarily decrease the total cash flow therefrom,
which  will reduce the value of such subordinated interest.   If  such
delinquencies cause enough losses, the cash flow to the Company from the related subordinated interest could be substantially reduced, which will reduce the value of such subordinated interest.

      Furthermore, if any loans in a pool are delinquent for more than a certain number of days (which varies between 105 to 360 days depending upon the securitization transaction), the payments to the investors related to such loans are accelerated. If the cash flow from the cross-guarantee credit enhancement amount is not sufficient to satisfy such accelerated payment obligation to the purchasers of such securities, then the cash flow to the Company on its related subordinated interest will be used to satisfy such accelerated payment, which will result in a delay in cash flow to the Company and a possible reduction in the value of the Company's subordinated interest.

     As noted above, the commercial finance line of business retains a subordinated interest in its securitizations. The value of a subordinated interest at any point in time is based on its projected future cash flow. The following table depicts the commercial finance line of business' retained interest in securitization balances at December 31, 2000 and 1999 (dollars in thousands):

                          2000                 1999
                        Retained             Retained
                        Interest             Interest
                        Balance      %       Balance      %
Conventional lending    $146,030   85.0%     $127,746   88.7%
SBA lending               25,675   15.0        16,315   11.3
     Total              $171,705  100.0%     $144,061  100.0%

      The commercial finance line of business retains the servicing rights to loans following sale or securitization. Due primarily to the cross-guarantee credit enhancement feature of the conventional lending securities described above, the Company has developed a specialized servicing process for these loans. In addition, loan servicing utilizes a third party software system customized for the servicing of SBA loans. The following table summarizes the loan servicing portfolio and related delinquency profile at December 31, 2000 and 1999 (dollars in thousands):

                            2000         %         1999          %
Conventional lending      $1,465,675   73.5%     $1,380,298    78.0%
SBA lending                  528,496   26.5         388,360    22.0
    Total                 $1,994,171  100.0%     $1,768,658   100.0%

Conventional lending:                  % of                    % of
    Delinquencies (1):               Portfolio               Portfolio
     31-60 days          $  11,875     0.81%     $  4,668      0.34%
     61-90 days             53,062     3.62         1,677      0.12
     90+ days               66,648     4.55        22,244      1.61
       Totals             $131,585     8.98%      $28,589      2.07%

SBA lending
   Delinquencies (1):
     31-60 days            $16,160    3.06%      $  9,175     2.36%
     61-90 days              3,674    0.70          1,909     0.49
     90+ days               15,571    2.94          7,866     2.03
       Totals              $35,405    6.70%       $18,950     4.88%

      (1) The period of delinquency is based on the number of days payments are contractually past due. See Note 6 of the Notes to Consolidated Financial Statements included in "Item
           8. Financial Statements and Supplementary Data" for a discussion of borrower cross guarantees.

       The substantial increase in delinquencies in both the conventional and SBA loans during 2000 was due to the general slowdown in the economy. The delinquencies of a few large borrowers accounted for a substantial portion of the total delinquencies in conventional lending. The delinquencies in SBA lending were comprised of numerous small borrowers. At December 31, 2000, such delinquencies had caused the Company to take a write down of $4.6 million and $0.3 million of the retained interests in securitizations of conventional and SBA loans, respectively. At February 28, 2001, delinquencies in the conventional and SBA loans as a percentage of total loan balances had increased to 12.31% and 8.07%, respectively. In the event the delinquencies remain at current levels or increase, additional write downs of such retained interests will most likely be necessary.
                      Other Assets and Operations

      The Company has retained various types of assets in connection with the sale or discontinuance of certain of its business operations. See "Recent Developments" and the information under the captions Loans, Investments in loan and asset portfolios, Asset-backed securities-available for sale and Notes receivable in the table on page 17 hereof. These assets had a net book value of $180.4 million as of December 31, 2000 and the majority will be liquidated over the next 18 to 24 months. Cash proceeds will be used for day-to-day operations, acquisition of businesses, servicing credit agreements and/or repurchase of the Company's outstanding senior subordinated notes.

Intangible assets

      At December 31, 2000, the Company had $122.1 million in intangible assets with $87.8 million relating to the conventional lending and $34.3 million related to the SBA lending businesses. The Company periodically assesses the recoverability of intangible assets by reviewing projected undiscounted cash flow from these operations. During 2000, the Company determined that intangible assets of $23.0 million related to home equity and its investment in Finance America and $11.8 million related to TeleCapital operations were fully impaired. Offsetting these write offs was an increase of $37.5 million during 2000 to record the final earnout payment relating to the conventional small business lending operations.

Competition

      The markets in which the Company operates are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. The Company's competitors include captive and independent diversified finance companies, specialty finance companies (including specialty franchise finance companies), commercial banks, thrift institutions, asset-based lenders, real estate investment trusts and leasing companies. Many of the competitors of the Company are large companies that have substantial capital, technological and marketing resources, and some of these companies may have lower costs of capital.

Employees

      At December 31, 2000, the Company and its subsidiaries employed 208 persons. The Company believes that its employee relations are generally good. The Company has no collective bargaining arrangements.

Item 2.  Properties

     The Company leases approximately 102,000 square feet in the North Tower of the Plaza of the Americas in Dallas, Texas for its centralized corporate functions including executive, business development and marketing, accounting, legal, human resources and support and also certain line of business operations. This lease expires October 31, 2006 and has an annual base rent of approximately $1.6 million during 2000. The Company also leases space for branch offices pursuant to leases with varying terms.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's security holders during the fiscal quarter ended December 31, 2000.

                                PART II

Item   5.     Market  for  Registrant's  Common  Equity  and   Related
Shareholder Matters

     The Company's common stock (Symbol: AMMB) is listed on the NASDAQ Stock Market. At March 23, 2001, there were approximately 500 stockholders of record of the Company's common stock. Presented below are the high and low last sale prices per share for each quarter of 2000 and 1999, as reported by NASDAQ and have been restated for the one-for-five reverse stock split on August 25, 2000. The Company does not expect to declare dividends on its common stock in the foreseeable future.

                                High       Low
2000
 First Quarter                 $11.5625   $5.3125
 Second Quarter                  6.0937    2.6562
 Third Quarter                   2.8906    1.0000
 Fourth Quarter                  2.5000    1.1875
1999
 First Quarter                 $61.5625  $38.4375
 Second Quarter                 39.6875   20.3125
 Third Quarter                  39.3750   15.0000
 Fourth Quarter                 15.9375    7.0312

Item 6.   Selected Financial Data

      The selected financial data set forth below for the five years ended December 31, 2000 has been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with "Item 1. Business" and "Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations," as well as the audited consolidated financial statements and notes thereto included in "Item 8. Financial Statements and Supplementary Data."

CAPTION

                                                       Year Ended and as of December 31,
                                                2000       1999      1998     1997      1996
                                               (in thousands, except per share data)
  Operating Results:
   Revenues                                   $170,657   $363,257  $397,259   $320,769  $145,486
   Income (loss) from continuing operations   (314,953)  (149,378)  (21,744)    39,111    24,250
  Income (loss) from discontinued operations
   net of income taxes                          43,023    (71,471)  (47,427)    17,113     7,082
  Extraordinary gain on early retirement of
   debt, net of income taxes                    53,989
  Net income (loss)                           (217,941)  (220,849)  (69,171)    56,224    31,332
  Earnings (loss) per share from continuing
  operations:
    Basic                                       (32.35)    (15.60)    (2.54)      5.52      4.48
    Diluted                                     (32.35)    (15.60)    (2.54)      5.34      4.16
  Earnings (loss) per share from
   discontinued operations:
    Basic                                         4.42      (7.46)    (5.53)      2.42      1.31
    Diluted                                       4.42      (7.46)    (5.53)      2.33      1.12
  Extraordinary gain on early retirement
   of debt, net of income taxes
    Basic                                         5.54
    Diluted                                       5.54
   Earnings (loss) per share:
    Basic                                       (22.39)    (23.06)    (8.07)      7.94      5.79
    Diluted                                     (22.39)    (23.06)    (8.07)      7.67      5.28
   Dividends per share                               -          -         -          -         -
  Balance Sheet Data:
   Total assets                                715,035  1,939,966  2,578,963 2,373,131   998,029
   Long-term obligations (1)                   362,491    580,033  1,150,179   695,845   293,956
   Total liabilities                           549,399  1,480,247  1,993,556 1,964,631   696,514
   Total shareholders' equity                  165,636    459,719    585,407   408,500   301,515

___________________________
(1) For 1999, does not include the $384.7 million outstanding under the Company's Credit Agreement which was due June 30, 2000. For 1998, does not include the $70.2 million short-term portion of the Company's Credit Agreement outstanding as of December 31, 1998, and $57.5 million of indebtedness under the Company's Senior Notes due July 1, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a small and middle market business lending company with three principal segments in continuing operations for financial statement presentation purposes: commercial finance, asset management and home equity lending. In its commercial finance segment, the Company focuses on loans to restaurant, hospitality, automotive, service organizations and loans to other types of small and middle market business owners. During 2000, the Company ceased operations in its commercial finance line of business of its residential construction lending division through the sale of substantially all of such division's assets and operations. The asset management segment owns and is in the process of liquidating asset portfolios which are managed by Lend Lease. The home equity lending segment consists of a minority interest in a limited liability company, Finance America Holdings LLC ("Finance America"), which, through its wholly owned subsidiary, originates and sells nonconforming first mortgage loans, and the management of a portfolio of retained interests from previous securitizations of home equity loans.

      During the latter part of 1998, the capital markets experienced rapid and extreme changes evidenced by a decline of investor demand for fixed income investments, including mortgage-backed securities ("MBS"), and a widening of spreads between interest rates on treasury securities and interest rates on MBS. This trend continued throughout 1999 and the market for MBS remained depressed. The Company also experienced a lack of available capital for new investments. Capital constraints particularly impacted the Company's ability to make new investments in asset management, real estate structured finance, communications lending and commercial mortgage servicing. These areas were highly dependent on capital in order to grow. Facing a lack of capital, the Company decided in 1999 to exit these businesses.

      On January 18, 2000, the Company sold $182.4 million of its real estate structured finance portfolio for $170.2 million and recognized a loss in the accompanying 1999 financial statement line item - Gain on Sale of Loans and Investments, net. Proceeds from the sale were used to reduce bank debt.

      The commercial mortgage banking segment, which was discontinued during 1999, involved fee-based origination and servicing of commercial real estate mortgages and commercial real estate brokerage. On March 17, 2000, the Company completed the sale to Lend Lease of the commercial mortgage banking business, asset management (except for Europe) and real estate structured finance platforms. The proceeds from the Lend Lease transaction were allocated between continuing and discontinued operations resulting in a pre-tax loss on disposal of assets of $23.3 million in continuing operations and a pre-tax gain on disposal of assets of $83.8 million in discontinued operations.

      In March 2000, the Company and the former shareholders of the predecessor to ACFI agreed to amend the Asset Purchase Agreement pursuant to which the Company acquired such predecessor. This amendment provided that the amount of the final earn-out payment due on June 30, 2000 was fixed at $37.5 million and that the Company issued to such former shareholders promissory notes in the aggregate principal amount of $37.5 million in lieu of the issuance of shares of the Company's common stock having such value. During the second and third quarters of 2000, these notes were paid in full.

      On March 22, 2000, the Company sold its United Kingdom asset management assets and operations for $160.0 million. The Company received net cash proceeds of $47.0 million, which was used to reduce bank debt, and two notes receivable aggregating $25.0 million. A loss of $4.9 million on this transaction was recorded as loss on disposal of assets in the accompanying financial statements.

      The residential mortgage banking segment was discontinued during the first quarter of 2000. This segment consisted of the acquired operations of MIC, which originated and sold Federal Housing Administration ("FHA") and Veterans Administration ("VA") streamlined re-financed loans. The Company's interest in MIC was terminated with the exercise of its option to (i) return MIC to its previous owners,
(ii) pay $25.0 million to the previous owners of MIC in cash and (iii) forgive $17.0 million of notes from the previous owners of MIC in substitution of the obligation to issue $86.1 million of common stock. The option was exercised on April 20, 2000.

      During the first quarter of 2000, the Company transferred net assets of $6.2 million of the home equity lending business to Finance America in exchange for a 36% interest therein. An additional capital
contribution  of  $1.2 million was made in the  second  quarter.   The
formation of Finance America represented the completion of the Company's previously announced plan to exit the home equity subprime mortgage finance business. Finance America took over the subprime
home   equity  mortgage  origination  and  sale  business   previously
conducted by the Company's subsidiary, AMRESCO Residential Mortgage Corporation. This transaction allowed the Company to cap its future investment in the home equity mortgage business, partner with a major investment bank that is substantially involved in the home equity mortgage business, both as a lender and as an investment banker, and retain an equity interest. During the fourth quarter of 2000, a write-off of goodwill of $23.0 million and a loss of $2.9 million relating to this investment was recorded as an impairment of assets in the accompanying financial statements, leaving an investment balance of $0.9 million.

     On September 22, 2000, the Company sold certain of the assets and operations of its homebuilder finance division for $132.6 million. The Company has received $129.3 million of cash through March 27, 2001 and is scheduled to receive $3.3 million in cash within twelve months. On October 25, 2000, through a series of simultaneous transactions, the Company (i) repurchased approximately $130.6 million in loans from the homebuilders securitization resulting in a payoff of $111.4 million in non-recourse debt and (ii) sold such loans at par. The Company received net cash proceeds of $26.1 million, after repayment of the non-recourse debt and recovery of servicing advances. A loss of $5.8 million on these transactions was recorded as a loss on the disposal and impairment of assets line in the accompanying financial statements.

     During 2000, the Company repurchased $217.4 million of its senior subordinated notes. A $54.0 million after tax gain, or $87.4 million gain before taxes, was recorded as an extraordinary gain in the accompanying financial statements.


Continuing Operations Overview

      Following the sale of the commercial mortgage banking line of business to Lend Lease, the exercise of its option regarding MIC and the sale of the United Kingdom asset management assets and operations, the Company's operations are now centered around the commercial finance line of business which conducts small and middle market business lending.

      Revenues from the Company's commercial finance line of business are primarily earned from (i) interest and fees on loans to small and middle market business owners, (ii) accrued earnings on retained interests in securitizations, (iii) servicing fees on its loan portfolios being serviced and (iv) gains on the securitization and sale of loans. Revenues from the Company's asset management activities primarily consist of earnings on asset portfolios, which are managed by Lend Lease. Revenues from the Company's home equity lending activities primarily consist of interest earned on loans and accrued earnings on retained interests in securitizations.

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


Results of Operations

      The following discussion and analysis presents the significant changes in financial condition and results of operations of the Company by primary business line for the years ended December 31, 2000, 1999 and 1998. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with "Item
1. Business" and "Item 8. Financial Statements and Supplementary Data" (in thousands, except per share data).

CAPTION

                                                   2000      1999       1998
Revenues:
 Commercial finance                                   $ 111,087   $ 176,202    $122,047
 Asset management                                        33,615     106,461     111,890
 Home equity lending                                     14,553      85,150     161,169
 Corporate, other and intercompany eliminations          11,402      (4,556)      2,153
     Total revenues                                     170,657     363,257     397,259

Operating expenses:
 Commercial finance                                     128,020     109,470      75,456
 Asset management                                        67,439      70,295      65,256
 Home equity lending                                    211,308     293,792     235,888
 Corporate, other and intercompany eliminations          68,667      53,495      51,047

     Total operating expenses                           475,434     527,052     427,647

Operating income (loss):
 Commercial finance                                     (16,933)     66,732      46,591
 Asset management                                       (33,824)     36,166      46,635
 Home equity lending                                   (196,755)   (208,642)    (74,719)
 Corporate, other and intercompany eliminations          (57,265)    (58,051)   (48,895)
   Total operating loss from continuing operations      (304,777)  (163,795)    (30,388)
Income tax expense (benefit)                              10,176    (14,417)     (8,644)
Loss from continuing operations                         (314,953)  (149,378)    (21,744)
Income (loss) from discontinued operation, net of taxes   43,023    (71,471)    (47,427)
Loss before extraordinary gain                          (271,930)  (220,849)    (69,171)
Extraordinary gain on early retirement of debt,
 net of taxes                                             53,989
Net loss                                               $(217,941) $(220,849)  $ (69,171)

Weighted average earnings (loss) per share - basic
  and diluted:
 Loss from continuing operations                         $(32.35)   $(15.60)     $(2.54)
 Income (loss) from discontinued operation, net of taxes    4.42      (7.46)      (5.53)
 Extraordinary gain on early retirement of debt,
  net of taxes                                              5.54
 Net loss                                                $(22.39)   $(23.06)     $(8.07)
Weighted average number of common shares
outstanding - basic and diluted                            9,735      9,576       8,569

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     The Company reported (i) revenues of $170.7 million, a decrease of $192.6 million, or 53%, from the year ended December 31, 1999, (ii) an operating loss from continuing operations of $304.8 million as compared to 1999 operating loss from continuing operations of $163.8 million and (iii) a net loss of $217.9 million as compared to a 1999 net loss of $220.8 million. The losses in 2000 were due primarily to home equity lending non-cash write-downs of retained interests in securitizations, impairments in home equity lending related to Finance America, impairment of the Company's mortgage backed securities, increased the valuation allowance to the full amount of the deferred tax asset, impairments in commercial finance related to the telephone equipment lending division, losses on sales of U.K. assets, homebuilder  assets  and real estate assets,  the  impairment  of  the
Company's  loans  and  asset  portfolios and  the  impairment  of  the
Company's investment in AMRESCO Capital Trust. Diluted weighted average common shares outstanding increased 2% primarily due to restricted stock grants.

     Commercial  Finance.  Revenues for the year  ended  December  31,
2000 primarily consisted of $67.1 million of interest and other investment income, $35.2 million of gain on securitization and sale of loans and investments and $7.9 million in servicing fees. The $65.1 million decrease in revenues from $176.2 million for the prior year period to $111.1 million for the year ended December 31, 2000 related primarily to a $50.3 million decrease in interest and other investment income and a $17.6 million decrease in gain on sale and securitization of loans. The decrease in interest and other investment income was due to decreased balances of loans primarily resulting from the sale of $182.4 million real estate structured finance loans early in the first quarter of 2000 and the sale of $130.0 million of communication loans in the fourth quarter of 1999. The decrease in gain on sale was due primarily to the securitization and sale of approximately $275.0 million of small and middle market business loans during 2000 as compared to $547.8 million of securitization and sales in 1999.

     Operating expenses for the year ended December 31, 2000 primarily consisted of $41.1 million in interest expense, $22.1 million in personnel cost, $19.7 million of provision for loan losses, $12.0 million of impairment of assets related the telephone equipment lending division, $10.6 million in other general and administrative expenses, $5.2 million in losses from the disposal of assets and operations of the Builder Finance Group and the real estate structured finance platform and $4.9 million in losses on retained interests in securitizations of conventional business loans. A continuation of existing levels or increases in delinquencies and losses in the conventional loans which have been securitized will result in additional write downs of the retained interests in such securitizations in the future. The $18.5 million increase in expenses from $109.5 million for the prior year to $128.0 million for the year ended December 31, 2000 was due primarily to increases of $25.2 million in provisions for loan losses, $12.0 million in impairment of intangible and loan assets, $5.2 million in loss on disposal of
assets,   $4.9   million   in   losses  on   retained   interests   in
securitizations which was related primarily to a slow down in cash flow due to delinquencies and $3.1 million in depreciation and amortization related to the settlement of the ACFI earnout. These increases were partially offset by decreases of $21.2 million in interest expense related to the financing for decreased levels of loans and loans held for sale from 1999, $7.8 million in personnel expense due to lower headcount resulting from above noted sales and $2.8 million in other general and administrative expense.

     Asset Management. Revenues for the year ended December 31, 2000 were $33.6 million and primarily consisted of $33.0 million in interest and other investment income, $6.3 million in asset management and resolution fees and $1.6 million in other income offset, in part, by $7.2 million of loss on sales of loans and investments. The $72.9 million decrease in revenues from $106.5 million for 1999 to $33.6 million for the year ended December 31, 2000 was primarily due to decreases of $33.7 million in interest and other investment income, $25.9 million in gain on sale of loans and investments and $13.5 million in asset management and resolution fees. These decreases were primarily due to the sale of the asset management platform and the sale of the United Kingdom assets in the first quarter of 2000 and the liquidation of asset management assets during 2000.

     Operating expenses for the year ended December 31, 2000 primarily consisted of $26.6 million in asset impairments relating to permanent impairments in the values of mortgage backed securities, the investment in AMRESCO Capital Trust, real estate and loan assets, $11.6 million in interest expense, $11.0 million in other general and administrative expenses, $10.1 million in loss on disposal of assets and $7.2 million in personnel expenses. The $2.9 million decrease in expenses from $70.3 million for the prior year to $67.4 million for the year ended December 31, 2000 was due primarily to decreases of $18.4 million in interest expense, $12.9 million in personnel costs and $5.9 million in other general and administrative costs offset, in part, by increases of $25.1 million in impairment of assets and $10.1 million in loss on the disposal of assets.

     Home Equity Lending. Revenues for the year ended December 31, 2000 primarily consisted of $12.6 million of interest and other investment income and $1.4 million in mortgage banking and servicing fees. The $70.6 million decrease in revenues to $14.6 million for the year ended December 31, 2000 from $85.2 million for the year ended December 31, 1999 primarily consisted of decreases of $44.3 million in interest and other investment income, $18.0 million in gain on sale of loans and investments and $7.2 million in mortgage and banking fees. These decreases were due to lower balances of loans held for sale and retained interests during the year and the transfer of the origination platform to Finance America.

     Operating expenses for the year ended December 31, 2000 consisted of $143.0 million non-cash loss on retained interests in securitization, $32.4 million in interest expense, $25.9 million in impairment of assets related to home equity, $6.2 million in other general and administrative expense, $2.3 million in depreciation and amortization and $0.9 million in provision for loan and asset portfolio losses. Operating expenses decreased by $82.5 million from $293.8 million for the prior year period to $211.3 million for the year ended December 31, 2000 primarily due to decreases of $41.8 million in personnel expenses, $37.3 million in other general and administrative expenses, $8.0 million in interest expense, $7.0 million in depreciation and amortization and $3.4 million in loss on retained interests in securitizations offset, in part, by a $17.3 million increase in impairment of assets. The $143.0 million loss on retained interests consisted of $133.4 million in write-downs which were driven primarily by increased losses in 2000 and a $9.6 million loss on the sale of retained interests. The decreases in expenses were due primarily to the aforementioned transfer of assets and operations to Finance America.

      Corporate, Other and Intercompany Eliminations. Operating loss of $57.3 million for the year ended December 31, 2000 decreased $0.8 million over the operating loss of $58.1 million for the prior year. The decreased loss consisted of an increase of $7.4 million in interest and other investments from income on residential mortgage backed securities, an increase of $8.2 million in gain on sale related to a prior year loss, a decrease of $10.4 million in personnel costs and a decrease of $6.7 million in interest expense, offset, in part, by an increase of $18.6 million in disposal of assets related to the Lend Lease transaction and a $14.9 million increase in general and administrative costs.

      Income Taxes. As of December 31, 2000, the Company had a net income tax payable of $1.2 million primarily due to state taxes. The continuing operations tax expense was due primarily to establishing of a valuation reserve in the fourth quarter 2000 against the deferred tax asset which more than offset tax benefits previously recognized in the prior three quarters. As a result the Company has $165.2 million in net operating losses currently available. The Company has substantial net operating loss carry forwards and deferred tax assets which can offset up to $115.4 million of future income tax expense. The Company has not recognized any net deferred tax asset at December 31, 2000. Therefore, the Company does not expect to record federal tax expense for the foreseeable future on income that it may earn.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     The Company reported (i) revenues of $363.3 million, a decrease from $397.3 million, or 9%, from the year ended December 31, 1998,
(ii) an operating loss from continuing operations of $149.4 million as compared to 1998 operating loss from continuing operations of $21.7 million and (iii) a net loss of $220.8 million as compared to a 1998 net loss of $69.2 million. The losses were due primarily to home equity lending non-cash write-downs of retained interests on securitization, non-cash impairment on home equity retail operations, impairment of the Company's investment in AMRESCO Capital Trust, mark-to-market losses and operating losses resulting from a low volume of home equity originations. Diluted weighted average common shares outstanding increased 12% primarily due to CLC earn-out payments and restricted stock grants.

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

     Operating expenses for the year ended December 31, 1999 primarily consisted of $62.3 million in interest expense, $29.9 million in personnel cost, $13.5 million in other general and administrative expenses, offset, in part, by reversing a $5.5 million provision for loan losses. The $34.0 million increase in expenses from $75.5 million for the prior year to $109.5 million for the year ended December 31, 1999 was due primarily to an increase of $23.6 million in interest expense related to the financing for increased levels of investments and loans held for sale from 1998, $12.3 million in personnel expense related to expanded operations and $5.6 million in other general and administrative expenses primarily related to expanded operations, offset by the aforementioned reversal of $5.5 million of provision for loan losses.

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

     Operating expenses for the year ended December 31, 1999 primarily consisted of $30.0 million in interest expense, $16.8 million in other general and administrative expenses and $20.0 million in personnel expenses. The $5.0 million increase in expenses from $65.3 for the prior year to $70.3 million for the year ended December 31, 1999 was due primarily to a $6.0 million increase in personnel costs, a $1.7 million increase in other general and administrative costs, and a $1.5 million impairment on the Company's investment in AMRESCO Capital Trust offset, in part, by a $3.2 million decrease in interest expense related to the financing of decreased levels of investments.

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

     Operating expenses for the year ended December 31, 1999 consisted of $146.4 million non-cash loss on retained interests in securitization, $40.3 million in interest expense, $42.3 million in personnel expense, $43.5 million in other general and administrative expense, $9.3 million in depreciation and amortization, a $8.7 million non-cash impairment of assets related to closing the retail branches, and a $3.3 million provision for loan and asset portfolio losses. Operating expenses increased by $57.9 million from $235.9 million for the prior year period to $293.8 million for the year ended December
31, 1999. The largest component of the increase was a $130.3 million increase in losses on retained interests in securitizations partly due to changes in prepayment and loss assumptions and other assumptions influenced by market conditions and mark-to-market charges, a reduction in origination volume, soft pricing for sub-prime product and underwriting issues. Operating expenses also increased $8.7 million impairment on assets, $6.1 million in other general and administrative expenses and $2.9 million in depreciation and amortization. The increases in operating expenses were offset by a $58.9 million decrease in interest expense related to lower average balances of warehouse debt supporting higher average balances of loans held for sale, a $18.5 million decrease in provision for loan and asset portfolio losses from the prior year and a $12.7 million decrease in personnel expenses due primarily to closing retail operations during the year and other staffing reductions in the wholesale and home office operations.

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


Liquidity and Funding

      Liquidity is a measure of a company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund lending activities and for general business purposes. Cash for originating and funding loans and general operating expenses is primarily obtained through cash flow from operations, asset portfolio runoff and credit facilities, including mortgage warehouse lines and non-recourse debt.

      The Company has significant ongoing liquidity needs to support its existing business and growth in commercial finance. The Company's liquidity is actively managed on a daily basis and the Company's financial status, including its liquidity, is reviewed periodically by the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company.

     Cash and cash equivalents totaled $46.0 million and $36.7 million at December 31, 2000 and 1999, respectively. Cash flows from operating activities, plus principal cash collections from liquidation of assets totaled $1.1 billion for the year ended December 31, 2000 compared to $861.9 million for 1999. The increase in cash flows from these activities resulted primarily from liquidation of assets. The following is a summary of certain cash flow data (dollars in thousands):

CAPTION
                                                                    Year Ended December 31,
                                                                         2000        1999
Net cash provided by operating activities from continuing operations  $ 152,812   $ 106,466
Net cash provided by investing activities from continuing operations    504,093     105,530
Net cash used in financing activities from continuing operations       (777,060)   (305,953)
Net cash provided by discontinued operations                            129,492      98,661
Net cash used in repurchasing senior subordinated notes                (125,447)          -
Other financial measures:
Cash flow from operations and collections on and sales of loans,
 asset portfolios and asset-backed securities                         1,068,587     861,894
Cash used for new capital and borrowings (used in repayment),
 net (excluding warehouse loans payable)                               (777,060)   (306,005)
Cash used for purchase of asset portfolios, asset-backed securities,
 mortgage servicing rights and originations of loans                   (396,279)   (653,979)
The following table is a summary of selected debt ratios as of
 December 31, 2000 and December 321, 1999:
 Ratio of total debt to equity                                           3.01:1       3.0:1
Ratio of core debt to equity (excludes indebtedness under
 warehouse lines of credit)                                              2.5:1        2.8:1

     The following table shows the components of the Company's capital structure, including certain short-term debt, as of December 31, 2000 and 1999 (dollars in millions):

                                      2000                1999
                                Amount       %      Amount       %
Shareholders' equity            $165.6     25%      $459.7      25%
Senior subordinated notes       362.5      55        580.0      31
Mortgage warehouse loans        78.2       12        101.9       6
Notes payable                   57.1        8        708.6      38
Total                         $663.4      100%    $1,850.2     100%

      Total assets decreased $1.2 billion to $0.7 billion at December 31, 2000 from $1.9 billion at December 31, 1999. This decrease was due primarily to the sale of business operations, the sale and liquidation of assets, the impairment write down on the residential mortgage banking operations and the goodwill associated with businesses or operations discontinued and the establishment of a valuation allowance against the deferred tax asset.


Senior Credit Facility

      Effective August 12, 1998, the Company entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by Bank of America, N.A., as administrative agent, and Credit Suisse First Boston, as syndication agent, replacing the Third Amended and Restated Loan Agreement (as modified and amended) dated as of September 30, 1997. At December 31, 1999, $384.7 million was outstanding under the Credit Agreement. The Credit Agreement was amended and restated as of January 18, 2000. The amended and restated Credit Agreement provided for a revolving commitment of $92.0 million and two term commitments of $56.2 million (Term Loan A) and $320.4 million (Term Loan B). On August 15, 2000, the Credit Agreement was amended to extend the maturity of the facility to September 15, 2000.

      With each material sale transaction executed by the Company during the year ended December 31, 2000, the Credit Agreement was concurrently amended and restated to reduce the maximum amount available under the facility until finally the outstanding balance on the Credit Agreement was paid in full by the Company and terminated by the Lenders on October 16, 2000.

Commercial Finance Facilities

     The Interim Warehouse and Security Agreement (the "Small Business Facility") between ACFI and Prudential Securities Credit Corporation ("Prudential") provides financing in an amount not to exceed $200.0 million for the origination and purchase of small business loans. At December 31, 2000, $37.5 million was outstanding under the Small Business Facility.

      The Interim Warehouse and Security Agreement (the "Franchise Agreement" and together with the Small Business Facility, the "Prudential Facilities") between ACFI and Prudential provides financing in an amount not to exceed $150.0 million for the origination and purchase of certain franchise and construction loans. At December 31, 2000, $1.6 million was outstanding under the Franchise Agreement. The Prudential Facilities provide financing in an amount not to exceed $250.0 million.

      Prudential has informed the Company that it has ceased its business operations under which the Prudential Facilities were issued. Prudential has agreed to extend the Prudential Facilities through May 31, 2001; however, they will not fund thereunder any new ACFI conventional  loans  after March 28, 2001.  The Company  is  currently negotiating with lenders to provide warehouse financing for conventional loans originated by ACFI. The Company currently anticipates that prior to May 31, 2001, it will have obtained warehouse financing necessary for ACFI to finance its existing portfolio of conventional loans and to fund additional loans; however, no assurances can be given that such warehouse financing can be obtained. Until any such new warehouse financing is obtained, the Company's ability to fund additional loans will be substantially limited, which will have an adverse effect upon its operations and prospects. In the event that the Company cannot obtain new warehouse financing or obtain an additional extension of the Prudential Facilities prior to May 31, 2001, ACFI would be required to change its operations, which would have a material and adverse effect upon the operations and financial condition of the Company.

      The Loan Agreement ("Loan Agreement") dated August 31, 1998, between a wholly-owned subsidiary of the Company and Salomon Brothers Realty Corporation provides financing in an amount not to exceed
$200.0 million for the origination of commercial mortgage loans secured by certain real estate properties originated or acquired. At December 31, 1999, $15.2 million was outstanding under the Loan Agreement. The maturity date of the Loan Agreement was April 30, 2000. This facility was paid in full on April 12, 2000.

      The Loan Agreement ("Transamerica Loan Agreement") between Independence Funding and Transamerica Business Credit Corporation ("Transamerica") provides a working capital facility in the maximum aggregate principal amount of $75.0 million for the purpose of funding new SBA loans. On November 30, 1999, an amendment of the Transamerica Loan Agreement changed the mandatory repayment period applicable to advances from one year to 359 days from the date of each advance. At December 31, 2000, $39.1 million was outstanding under the Transamerica Loan Agreement. The Transamerica Loan Agreement has a maturity date of December 17, 2001. Transamerica has informed the Company that it is no longer in the business of providing warehouse lending for SBA loans and, therefore, it will not extend the
Transamerica Loan Agreement or otherwise provide financing for the Company's SBA loans after December 17, 2001. The Company is currently negotiating with a lender to provide warehouse financing for the SBA loans and the Company currently anticipates that, prior to December 17, 2001, it will have obtained such warehouse financing necessary for Independence Funding to continue funding loans. However, no assurances can be given that such warehouse financing will be obtained prior to December 17, 2001. The failure to obtain such a warehouse facility or other similar financing would cause Independence Funding to change its operations and would have a material and adverse effect upon the operations and financial condition of the Company.

      On May 1, 1999, a wholly-owned subsidiary of the Company entered into a Financing Agreement (the "Financing Agreement") in which approximately $111.4 million of loans made by such subsidiary to small-to-medium sized local and regional home building companies were financed by Adjustable Rate Home Builder Loan Notes issued through the means of a private securitization. The Financing Agreement's final maturity was May 25, 2007. On October 25, 2000, the wholly owned subsidiary entered into a Purchase and Sale agreement with Prism whereby $130.6 million of loans were sold; simultaneous with the closing of the sale, the Financing Agreement was terminated and all outstanding amounts owed thereunder were repaid.

      On September 13, 2000, a wholly owned subsidiary of the Company entered into a repurchase agreement in which approximately $35.8 million of retained interest in securitizations were sold for $12.0 million with an obligation to repurchase the retained interests on December 7, 2000. By letter agreements, the repurchase date was extended to January 26, 2001. At December 31, 2000 $8.9 million was outstanding under the repurchase agreement. On January 26, 2001, the retained interests were repurchased.

      A wholly owned subsidiary of the Company entered into a Transfer and Administration Agreement (the "Transfer and Administration Agreement") with Kitty Hawk Funding Corporation and Bank of America, N.A., as agent, on June 26, 1998, which was subsequently amended on November 26, 1999. As of December 31, 1999, the Transfer and Administration Agreement provided financing in an amount not to exceed $55.0 million for construction financing to various homebuilders and was secured by the specific assets funded by such debt. The Transfer and Administration Agreement commitment to lend additional amounts terminated on April 30, 2000 and all amounts owed under the Transfer and Administration Agreement were subsequently repaid.

Home Equity Lending Facilities

      The Master Repurchase Agreement ("the Agreement") dated October 17, 1996, between a wholly owned subsidiary of the Company and Donaldson Lufkin & Jenrette, provided financing for certain retained interests purchased or created during the Company's securitization process. On September 12, 2000 the Company sold the underlying retained interest and simultaneously terminated and paid off the Master Repurchase Agreement.

      On June 30, 1999, a wholly owned subsidiary of the Company entered into a Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans (the "Master Agreement") with Lehman Commercial Paper Inc., for the sale and repurchase of certain mortgage loans. On September 20, 1999, the Master Agreement was modified by a Letter Agreement ("Letter Agreement") to provide financing for certain exception loans, as defined in the Letter Agreement. At December 31, 1999, $1.4 million was outstanding related to the Letter Agreement. This facility was repaid in full on February 1, 2000.

General

      Current liquidity, consisting of unrestricted cash balances, as of March 27, 2001, was approximately $18.9 million. The primary sources of liquidity currently include unrestricted cash on the Company's balance sheet and to the extent described above, the Warehouse Facilities and internally generated funds. In addition to asset liquidations and other means described above, the Company expects to manage its liquidity from cash flows generated from its existing operations and returns of and on investments in the ordinary course of business. The inability to find suitable replacement warehouse financing at maturity will have a material adverse effect upon the financial condition and future operations of the Company.

     The Warehouse Facilities of ACFI and Independence Funding and the Company's indentures under which its senior subordinated notes are issued contain certain financial covenants relating to, among other things, interest coverage, leverage and tangible net worth, which if not met, could cause the Company to be in default or could impose certain restrictions on the Company's ability to pay dividends on and repurchase its capital stock and incur additional debt. If the Company experiences additional losses it may be in default under the financial covenants. Any such default could materially and adversely impact the Company's financial condition and prospects. At December 31, 2000, the Company did not anticipate that it will be in default under any of its credit agreements and facilities in the foreseeable future. The Company is not in compliance with certain financial covenants, which prohibit the Company from incurring additional debt with a term in excess of 360 days, paying dividends and repurchasing its common stock.

      The Company has historically accessed the capital markets as an important part of its capital raising activities, including to raise funds in debt and equity offerings, to finance the acquisition of assets and the origination and accumulation of loans, and to securitize and sell loans originated by its different business lines. The Company anticipates that its access to the capital markets will continue to be limited for the foreseeable future and that other sources of third party financing will also be limited.

      The following table shows the components of the Company's loans held for sale, loans and asset portfolios, asset backed securities, notes receivable and retained interests in securitizations and the corresponding debt as of December 31, 2000 and December 31, 1999 (in millions):

CAPTION
                                                         2000                  1999
                                                   Assets     Debt        Asset      Debt
 Loans held for sale:
  SBA                                             $ 51.5    $ 39.1  (a)   $ 57.5    $ 47.2  (a)
  Conventional lending                              42.2      39.1  (b,h)   63.2      53.3  (b,g,h)
  Other                                              4.3                    11.9
  Real estate structured finance                                           162.4
      Total loans held for sale                     98.0                   295.0

 Loans:
  Homebuilder lending                                1.4                   217.2     142.5  (f,i)
  Real estate structured finance and communication  26.5                    62.0
  Home equity lending servicing advance                                      9.6
  Other                                              5.1                    26.8
      Total loans                                   33.0                   315.6

 Investments in loan and other asset portfolios:
  Loan portfolios                                   33.3                   135.8
  Real estate                                       24.2      1.7  (c)     189.2     125.8  (c)
  Partnerships, preferred stock                     20.4                    52.1
  Other                                              6.4                    12.7
   Total purchased loan and other asset portfolios  84.3                   389.8
  Total loans and asset portfolios                 117.3                   705.4

 Asset-backed securities - available for sale:
  Commercial mortgage backed securities              7.6                    59.0
  Residential mortgage backed                       46.5     46.5  (d)      48.0      48.0  (d)
    Total asset backed securities                   54.1                   107.0

 Notes receivable:
  Lend Lease sale                                   26.5                     -
  U.K. asset sale                                   23.8                     -
  Builders asset sale                                6.9                     -
    Total notes receivable                          57.2                     -

 Retained interests in securitizations:
  Conventional lending                             146.0      8.9  (e)     127.7
  SBA                                               25.7                    16.3
  Home equity lending                               10.6                   155.3       7.6  (j)
    Total retained interests in securitizaitons    182.3                   299.3

 Other related debt:
  Senior Credit Facility                                                             384.7
  Other                                                                                1.4
 Totals                                           $508.9  $135.3        $1,406.7    $810.5

 (a)  Transamerica SBA warehouse line of credit
 (b)  Prudential small business warehouse line of credit
 (c)  Other non-recourse debt
 (d)  Non-recourse debt related to securitization of RMBS assets
 (e)  Repurchase agreement non-recourse financing
 (f)  Homebuilder lending commercial paper conduit
 (g)  Salomon Brothers small CMBS warehouse line of credit
 (h)  Prudential franchise warehouse line of credit
 (i)  Kitty Hawk commercial paper conduit
 (j)  Donaldson Lufkin & Jenrette residual security non-recourse debt

Other Matters

     See New Accounting Standards presented in Note 1 of the Company's
Consolidated  Financial Statements in "Item 8.   Financial  Statements
and Supplemental Data."

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in, among other things, interest and currency exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management procedures extends beyond derivatives to include all market risk sensitive financial instruments.

      The following is a discussion of the Company's primary market risk exposures as of December 31, 2000, including a discussion of how those exposures are managed.

Interest Rate Risk

      The Company is subject to interest rate risk through its normal operating activities. The Company generates fixed and floating rate loans and investments through its origination of loans. A substantial portion of the fixed rate loans are financed by LIBOR based warehouse loans payable. In the normal course of business, the Company may be a party to financial instruments with off-balance sheet risk. These financial instruments are designed to help hedge against changes in interest rates. Information regarding new accounting standards for financial investments is presented in Note 1 of the Company's Consolidated Financial Statements in "Item 8. Financial Statements and Supplemental Data." The Company may reduce its exposure to fluctuations in interest rates by creating offsetting positions through the use of derivative financial instruments. Derivatives are used to lower funding costs, to diversify sources of funding or to alter interest rate exposures arising from mismatches between assets and liabilities. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company party to highly leveraged derivatives. These financial instruments may include interest rate cap agreements, put options and forward and futures contracts. The instruments involve, to varying degrees,
elements  of  risk  in  excess  of  the  amount  recognized   in   the
consolidated statements of financial condition. The Company controls the risk of its hedging agreements, interest rate cap agreements and forward and futures contracts through approvals, limits and monitoring procedures. Prime based variable rate loans are financed by LIBOR and/or Prime based warehouse loans payable. As of and through December 31, 2000, the Company has not hedged its LIBOR-Prime spread risk.

      The Company may purchase interest rate cap agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company enters into these agreements to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Accordingly, the Company may enter into agreements to effectively convert variable-rate debt to fixed-rate debt to reduce the Company's risk of incurring higher interest costs due to rising interest rates. Cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which an interest rate index exceeds agreed-upon thresholds. The potential loss in fair value related to such cap agreements resulting from a 10% adverse change in interest rates is not material.

      Futures and forward contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. The Company may enter into these contracts to reduce the risk of loss in value on certain investments and loan portfolios due to changes in interest rates and currency exchange rates. Initial margin requirements are met in cash or other instruments. Futures contracts have little credit risk because futures exchanges are the counterparties. Forward agreements and interest rate swaps and caps are subject to the creditworthiness of the counterparties, which are principally large financial institutions.

      Interest rate sensitivity analyses are used to measure the Company's interest rate risk related to its trading and other than trading portfolios by computing hypothetical changes in fair values of interest rate sensitive assets, liabilities and off balance sheet items in the event of a hypothetical changes in interest rates. The following are the Company's interest rate sensitivity analyses as of December 31, 2000 (dollars in millions):

     Retained interests in securitization (trading):

    Change in                   Hypothetical   Hypothetical
  Interest Rates   Fair Value    Change ($)     Change (%)
       10%           $176.7        $(5.6)         (3.1)%
        0             182.3            -             -
      (10)%           187.9          5.6           3.1

     Retained interests in securitization have been generated from the commercial finance and home equity divisions. The performance of the retained interests vary by securitizations based upon numerous factors, including, loan type, collateral underlying loans, year of origination, market conditions at origination and changes in market conditions subsequent to origination. The fair value of each retained interest and their sensitivity to changes in interest rates have been determined based upon discounted cash flow analysis of each securitization, utilizing various discount rates, prepayment rates and loss assumptions.

     Other than trading:

    Change in                    Hypothetical   Hypothetical
 Interest Rates    Fair Value     Change ($)     Change (%)
       10%          $20.2           $(0.1)         (0.5)%
        0            20.3               -             -
      (10)%          20.4             0.1           0.5

      The other than trading category includes loans held for sale, loans and asset portfolios, asset-backed securities, derivative positions, senior subordinated notes and warehouse facilities to the extent the fair value could be affected by a widening of spreads. The fair value of these assets and liabilities and their sensitivity to changes in interest rates have been determined based upon discounted cash flow analysis, historical market variances, mark to market quotes from dealers and Bloomberg quotations. In an increasing interest rate environment, the Company projects the fair value of its debt obligations to decrease offset, in part, by a fair value reduction in its asset and derivative portfolio.

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

Foreign Exchange Risk

     Foreign exchange risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments. The Company is subject to foreign exchange risk to the extent that its foreign income bearing assets exceed its related foreign denominated debt. At December 31, 2000, the Company had no forward contracts in place to hedge against its foreign exchange rate exposure. The following table summarizes the hypothetical impact to the Company's financial position due to changes in foreign currency exchange rates (dollars in millions):


   Change in
    Foreign
 Exchange Rates                 Hypothetical  Hypothetical
   per Dollar     Fair Value     Change ($)    Change (%)
      10%          $32.0           $(2.7)        (7.8)%
       0            34.7               -           -
     (10)%          39.0             4.3         12.4%

Other Market Risks

      As with any entity's loans and other assets, the Company is subject to the risk that certain unpredictable conditions can exist which combine to have the effect of limiting the Company's ability to liquidate its assets through sale or securitization. As was the case in late 1998 when unprecedented market conditions caused a widening of interest rate spreads resulting in losses to the Company and substantial requirements on the Company's liquidity position, certain events, however remote a possibility, could again exist reducing the Company's ability to liquidate certain assets. The Company believes its liquidity risk would not be materially impacted solely by a 10% change in interest rates without a more substantial change in spreads.


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

Exhib
 it   Description of Exhibit
Numbe
  r

3.(a) Restated  Certificate of Incorporation, filed as exhibit  3(a)
     to Registrant's Form 10K for the fiscal year ended December 31, 1997, which is incorporated herein by reference.
  (b) Certificate of Amendment of Articles of Incorporation, dated August 26, 2000.(1)
  (c) Amendment  and  Restated by Bylaws, effective as  of  May  31,
     2000.(1)
4.(a) See Exhibits 3(a), (b) and (c).
  (b) Indenture,   dated  as  of  January  15,  1996,  between   the
     Registrant and Bank One, Columbus, N.A., as trustee, filed  as
     Exhibit 4.1 to the Registrant's Form 8-K dated February 2, 1996, which exhibit is incorporated herein by reference.
  (c) Indenture, dated as of March 1, 1997, between the Company and Bank One, Columbus, N.A., as trustee, filed as Exhibit 4.1 to the Registrant's Form 8-K dated March 12, 1997, which exhibit is incorporated herein by reference.
  (d) Officers' Certificate and Company Order dated as of March  12,
     1997,   establishing  the  terms  of  the   Company's   Senior
     Subordinated Notes, Series 1997-A due 2004, filed  as  Exhibit
     4.2  to the Registrant's Form 8-K dated March 12, 1997,  which exhibit is incorporated herein by reference.
  (e) Officers' Certificate and Company Order dated as of February 23, 1998, establishing the terms of the Company's Senior Subordinated Notes, Series 1998-A due 2005, filed as exhibit 4(e) to Registrant's Form 10K for the fiscal year ended December 31, 1997, which is incorporated herein by reference.
  (f) Rights Agreement, dated as of May 28, 1997, by and between the Registrant and The Bank of New York, as Rights Agent filed on Exhibit 4 to Registrants Form 8-K dated May 27, 1997 and incorporated herein by reference.
  (g) Amendment No. 1 to Rights Agreement, dated as of March 2, 1999, executed by and between AMRESCO, INC. and The Bank of New York, as Rights Agent (attached as Exhibit 1a to the Registrants Form 8-A [Amendment No. 1] filed as of March 24, 1999, which is incorporated herein by reference.
10.(a Promissory  Note  dated October 31, 1990 issued  by  James  P.
    ) Cotton, Jr. to the Registrant, filed as Exhibit 10(s)  to  the
     Registrant's Annual Report on Form 10-K for the year ended October 31, 1990, which exhibit is incorporated herein by reference.
  (b) Indemnification Agreement, dated March 30, 1993, between AMRESCO Holdings, Inc. and Richard L. Cravey, filed as
     Exhibit 10(ab) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, which exhibit is incorporated herein by reference.
  (c) The Registrant's Retirement Savings and Profit Sharing Plan and Trust filed as Exhibit 10(ag) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, which exhibit is incorporated herein by reference.(2)
  (d) The Registrant's Severance Pay Plan filed as Exhibit 10(ai) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, which exhibit is incorporated herein by reference.(2)
  (e) Office Lease, dated as of February 9, 1996, between K-P Plaza Limited Partnership and the Registrant filed as Exhibit 10(ao) to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, which exhibit is incorporated herein by reference.
  (f) First Amendment to Office Lease dated July 17, 1996, filed  as exhibit 10(r) to Registrant's Form 10K for the fiscal year ended December 31, 1997, which is incorporated herein by reference.
  (g) Second Amendment to Lease Agreement dated May 27, 1997, filed as exhibit 10(s) to Registrant's Form 10K for the fiscal year ended December 31, 1997, which is incorporated herein by reference.
  (h) Third Amendment to Lease Agreement dated September 22, 1997, filed as exhibit 10(t) to Registrant's Form 10K for the fiscal year ended December 31, 1997, which is incorporated herein by reference.
  (i) Lease Expansion and Fourth Amendment to Lease Agreement dated January 6, 1998, filed as exhibit 10(u) to Registrant's Form 10K for the fiscal year ended December 31, 1997, which is incorporated herein by reference.
  (j) Lease Expansion and Fifth Amendment to Lease Agreement, dated as of March 25, 1998, between KAB Plaza Partners, L.P. and the Registrant.(1)
  (k) Lease Expansion and Sixth Amendment to Lease Agreement, dated July 6, 1998, between KAB Plaza Partners, L.P. and the Registrant.(1)
  (l) Seventh Amendment of Office Lease, dated June 7, 1999, between Stevens Creek Associates d/b/a TrizecHahn Plaza of the Americas Management and the Registrant.(1)
  (m) Lease   Termination  Agreement,  dated  September  15,   1999,
     between Stevens Creek Associates d/b/a TrizecHahn Plaza of the Americas Management and the Registrant.(1)
  (n) Eight Amendment to Office Lease, dated March 17, 2000, between Stevens Creek Associates d/b/a TrizecHahn Plaza of the Americas Management and the Registrant.(1)
  (o) Registrant's  1993 Key Individual Stock Option Plan  filed  as
     Exhibit 10(z) to the Registration Statement of Registrant on Form S-4 under the Securities Act of 1993 (File No. 33-72732), which exhibit is incorporated herein by reference.(2)
  (p) AMRESCO,  INC.  1995 Stock Option and Award Plan,  as  amended and restated.(2)
  (q) AMRESCO, INC. 1997 Stock Option Plan filed as exhibit 19(ac) to the Registrants Form 10-K for the fiscal year ended
     December   31,   1996,   which  is  incorporated   herein   by
     reference.(2)
  (r) AMRESCO,  INC.  1998  Stock Option and  Award  Plan  filed  as
     Exhibit 10 to the Registrants' Form 10-Q for the fiscal quarter ended June 30, 1998, which is incorporated herein by reference.(2)
  (s) Asset  Purchase  Agreement, dated December  8,  1999,  by  and among, AMRESCO, INC. and certain of its subsidiaries, as Sellers and Lend Lease (US) Services, Inc., as Purchaser,
     filed  as  Exhibit  2.1  to the Registrant's  Form  8-K  dated
     December  8,  1999  which  exhibit is incorporated  herein  by reference.
  (t) Form  of  Severance Agreement, dated as of May 29, 1996,  with
     L. Keith Blackwell and Ronald B. Kirkland filed as exhibit 10(x) to the registrants Form 10-K for the fiscal year ended
     December   31,   1996,   which  is  incorporated   herein   by
     reference.(2)
  (u) Form of Incentive Bonus Agreement, dated as of April 24, 2000 with L. Keith Blackwell and Ronald B. Kirkland.(1) (2)
  (v) Employment Agreement, entered into as of December 4, 2000, between the Registrant and Randolph E. Brown.(1) (2)
  (w) Retention Bonus Agreement, dated as of February 14, 2000, between the Registrant and Matthew T. Moore.(1) (2)
  (x) Retention Bonus Agreement, dated as of May 11, 2000, between the Registrant and Matthew T. Moore.(1) (2)
  (y) Retention Bonus Agreement, dated as of February 14, 2000, between the Registrant and Bernard Russell Smith.(1) (2)
  (z) Employment Term Sheet, dated as of April 1, 2000, between the Registrant and Bernard Russell Smith.(1) (2)
 (aa) Retention Bonus Agreement, dated as of April 24, 2000, between the Registrant and Jonathan S. Pettee.(1) (2)
 (ab) Retention Bonus Agreement, dated as of April 24, 2000, between the Registrant and Randolph E. Brown.(1) (2)
 11.  Statement re: Computation of Per Share Earnings. (1)
 21.  Subsidiaries of the Registrant. (1)
 23. Consent of Independent Auditors-Deloitte & Touche LLP. (1) 27.(a)Financial Data Schedule- Fiscal year end 2000. (1)
    (b) Financial Data Schedule- Fiscal year ends 1998, 1999 and Quarters 1, 2 and 3 of 1999. (1)
    (c) Financial Data Schedule- Quarters 1, 2 and 3 of 2000. (1)
___________

(1)  Filed herewith.

(2) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.


Reports on Form 8-K

     The Registrant did not file a Current Report on Form 8-K during the quarter ended December 31, 2000.




                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2001.

                            AMRESCO, INC.

                            By: /s/  RANDOLPH E. BROWN
                                Randolph E. Brown
                                Chairman of the Board and Chief
                                   Executive Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 30th day of March, 2001:

              Signature                       Title

        /s/ RANDOLPH E. BROWN    Chairman of the Board and
          Randolph E. Brown      Chief Executive Officer

        /s/ JONATHAN S. PETTEE   Executive Vice President and
          Jonathan S. Pettee     Chief Financial Officer
                                 (Principal Financial Officer)

       /s/ JAMES P. COTTON, JR.  Director
         James P. Cotton, Jr.

      __________________________ Director

          Richard L. Cravey

         /s/ AMY J. JORGENSEN    Director
           Amy J. Jorgensen

        /s/ BRUCE W. SCHNITZER   Director
          Bruce W. Schnitzer

         /s/ RON B. KIRKLAND     Senior Vice President and
           Ron B. Kirkland       Chief Accounting Officer
                                 (Principal Accounting Officer)




                     INDEX TO FINANCIAL STATEMENTS


                                                                 Page
 I. Financial Statements of AMRESCO, INC. and Subsidiaries

 Consolidated Balance Sheets, December 31, 2000 and 1999         F-2
 Consolidated Statements of Operations for the Years Ended       F-3
  December 31, 2000, 1999 and 1998
 Consolidated Statements of Shareholders' Equity for the Years   F-4
  Ended December 31, 2000, 1999 and 1998
 Consolidated Statements of Cash Flows for the Years Ended       F-5
  December 31, 2000, 1999 and 1998
 Notes to Consolidated Financial Statements                      F-6
 Independent Auditors' Report                                    F-26


CAPTION


                    AMRESCO, INC.  AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                      December 31, 2000 and 1999
               (In thousands, except for share amounts)

                                                                     2000      1999
                        ASSETS
Cash and cash equivalents                                          $ 46,046    $ 36,709
Loans held for sale, net                                             97,981     295,041
Loans and asset portfolios, net                                     117,314     705,353
Retained interests in securitizations - trading (at fair value)     182,348     299,311
Asset-backed securities - available for sale (at fair value)         54,142     107,005
Notes receivable                                                     57,187
Accounts receivable, net of reserves of $758 and $605                 4,084      15,394
Income taxes receivable                                                           2,480
Deferred income taxes                                                            73,983
Premises and equipment, net of accumulated
  depreciation of $9,768 and $15,680                                  2,996      10,408
Intangible assets, net of accumulated amortization of
  $23,497 and $30,216                                               122,105     138,762
Mortgage servicing rights, net of accumulated
  amortization of $2,106 and $939                                    13,046      13,438
Other assets                                                         18,688      68,967
Net assets (liabilities) of discontinued operations                    (902)    173,115

TOTAL ASSETS                                                       $715,035  $1,939,966

         LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
 Accounts payable                                                 $  12,260  $    9,068
 Accrued employee compensation and benefits                           7,717      14,830
 Notes payable                                                       57,111     708,611
 Warehouse loans payable                                             78,159     101,894
 Senior subordinated notes                                          362,491     580,033
 Income taxes payable                                                 1,237
 Other liabilities                                                   30,424      65,811

   TOTAL LIABILITIES                                                549,399   1,480,247

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY:
  Common stock, $0.25 par value, authorized 30,000,000
  shares; 10,826,438 and 9,958,558 shares issued                      2,707       2,490
 Capital in excess of par                                           548,110     546,762
 Common stock to be issued for earnouts                                          87,548
 Unamortized stock compensation                                      (1,400)     (4,096)
 Treasury stock, $0.25 par value, 204,868 shares                    (17,363)    (17,363)
 Accumulated other comprehensive loss                                (1,703)     (8,848)
 Accumulated deficit                                               (364,715)   (146,774)

   TOTAL SHAREHOLDERS' EQUITY                                       165,636     459,719

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 715,035  $1,939,966

            See notes to consolidated financial statements.

CAPTION

                    AMRESCO, INC.  AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Years Ended December 31, 2000, 1999 and 1998
                 (In thousands, except per share data)



                                                    2000        1999      1998
REVENUES:
 Interest and other investment income                          $ 123,891   $ 244,709   $339,833
 Gain on sale of loans and investments, net                       27,654      80,951     25,461
 Mortgage banking and servicing fees                               9,330      14,603      9,987
 Asset management and resolution fees                              6,282      19,799     17,714
 Other revenues                                                    3,500       3,195      4,264

 Total revenues                                                  170,657     363,257    397,259

EXPENSES:
 Personnel                                                        51,346      124,140   113,797
 Interest                                                        100,320      154,578   189,618
 Loss on retained interests in securitizations                   147,866      146,398    16,100
 Loss on disposal and impairment of assets                        98,543       10,151
 Other general and administrative                                 38,609       69,750    62,574
 Provisions for loan and asset portfolio losses                   21,468       (1,087)   29,634
 Depreciation and amortization                                    17,282       23,122    15,924

 Total expenses                                                  475,434      527,052   427,647

 Loss from continuing operations before income taxes            (304,777)    (163,795)  (30,388)
 Income tax expense (benefit)                                     10,176      (14,417)   (8,644)
 Loss from continuing operations                                (314,953)   (149,378)   (21,744)
 Income (loss) from discontinued operations, net of income taxes  43,023     (71,471)   (47,427)
 Loss before extraordinary gain                                 (271,930)   (220,849)   (69,171)
 Extraordinary gain on early retirement of debt,
   net of income taxes                                            53,989

 NET LOSS                                                      $(217,941)  $(220,849)  $(69,171)

 Weighted average earnings (loss) per common share - basic
   and diluted:
  Loss from continuing operations                                $(32.35)    $(15.60)    $(2.54)
  Income (loss) from discontinued operations,
     net of income taxes                                            4.42       (7.46)     (5.53)
 Extraordinary gain on early retirement of debt,
    net of income taxes                                             5.54
 Net loss                                                        $(22.39)    $(23.06)    $(8.07)


            See notes to consolidated financial statements.

CAPTION

                                          AMRESCO, INC.  AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          For the Years Ended December 31, 2000, 1999 and 1998
                                                (In thousands)
                                                       Capital in                  Accum Other   Retained    Compr.
                                         Common Stock   Excess of         Treasury Compr.       Earnings    Income
                                         Shares Amount    Par      Other    Stock  Income(Loss)  (Deficit)   (Loss)   Total
JANUARY 1, 1998                           7,309 $1,827 $257,941 $ (2,713) $  (160) $  8,359    $ 143,246             $408,500
Comprehensive loss:
Net loss                                                                                         (69,171)  $(69,171)
Other comprehensive loss:
Unrealized loss on securities                                                       (32,369)                (32,369)
Reclassification of gains
included in net loss                                                                 (1,261)                 (1,261)
Foreign currency translation adjustments                                               (813)                   (813)
Tax effects of other comprehensive income                                            13,433                  13,433
Other comprehensive loss                                                                                    (21,010)
Comprehensive loss                                                                                         $(90,181)  (90,181)
Common stock offering,
 net of offering costs                   1,035    259  147,113                                                        147,372
Issuance of common stock for purchase
 of subsidiaries                           712    177   98,142                                                         98,319
Issuance of common stock for earnout       672    168   29,914                                                         30,082
Exercise of stock options
 (including tax Benefit)                    61     17    5,957                                                          5,974
Issuance of common stock for
 unearned stock compensation                44     11    6,515    (6,526)
Amortization of unearned stock compensation                        2,544                                                2,544
Acquisition of treasury stock                                              (17,203)                                   (17,203)
Other                                      (13)    (3)  (1,711)    1,714

DECEMBER 31, 1998                        9,820  2,456  543,871    (4,981)  (17,363) (12,651)   74,075                 585,407
Comprehensive loss:
Net loss                                                                                     (220,849)   $(220,849)
Other comprehensive income:
Unrealized loss on securities                                                          (579)                  (579)
Reclassification of losses included
 in net loss                                                                          2,730                  2,730
Foreign currency translation adjustments                                              3,525                  3,525
Tax effects of other comprehensive income                                            (1,873)                (1,873)
Other comprehensive income                                                                                   3,803
Comprehensive loss                                                                                       $(217,046)  (217,046)
Common stock to be issued for earnouts                            87,548                                               87,548
Amortization of unearned stock compensation                        6,940                                                6,940
Purchase of subsidiaries - adjustment
 related to stock price change                          (4,049)                                                        (4,049)
Issuance of common stock for earnout         5      1      194                                                            195
Issuance of common stock for unearned
 stock compensation                        142     36    6,598    (6,634)
Other                                       (8)    (3)     148       579                                                  724

DECEMBER 31, 1999                        9,959  2,490  546,762    83,452   (17,363)  (8,848)  (146,774)               459,719
Comprehensive loss:
Net loss                                                                                      (217,941)  $(217,941)
Other comprehensive income:
Unrealized loss on securities                                                          (615)                  (615)
Reclassification of losses included
 in net loss                                                                         16,113                 16,113
Foreign currency translation adjustments                                             (4,834)                (4,834)
Tax effects of other comprehensive income                                            (3,519)                (3,519)
Other comprehensive income                                                                                   7,145
Comprehensive loss                                                                                       $(210,796)  (210,796)
Cancellation of common stock to be issued
 for earnouts                                                    (87,548)                                             (87,548)
Amortization of unearned stock compensation                        4,148                                                4,148
Issuance of common stock for unearned
 stock compensation                        874    219   1,740     (1,959)
Other                                       (7)    (2)   (392)       507                                                  113

DECEMBER 31, 2000                       10,826 $2,707 $548,110  $ (1,400) $(17,363) $(1,703) $(364,715)              $165,636

            See notes to consolidated financial statements.


CAPTION
                           AMRESCO, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Years Ended December 31, 2000, 1999 and 1998
                               (In thousands)

                                                                   2000           1999         1998
OPERATING ACTIVITIES:
 Net Loss                                                        $ (217,941)  $ (220,849)  $  (69,171)
 Adjustments to reconcile net loss to net cash
provided by (used in) operating activities of
continuing operations:
  (Income) loss from discontinued operation, net of income taxes    (43,023)     71,471      47,427
  Gain on sale of loans and investments                             (27,654)    (80,951)    (25,461)
  Extraordinary gain on retirement of debt, net of income taxes     (53,989)
  Loss on retained interests                                        147,866     146,398      16,100
  Depreciation and amortization                                      17,282      23,122      15,924
  Loss on disposal and impairment of assets                          98,543      10,151
  Accretion of interest income                                      (16,459)    (19,328)    (18,874)
  Provisions for loan and asset portfolio losses                     21,468      (1,087)     29,634
  Deferred tax expense (benefit)                                     73,983     (44,496)     (1,638)
  Other                                                              10,324      13,792       9,199
  Changes in assets and liabilities (exclusive
   of such acquired in business combinations):
   Loans held for sale, net                                         191,970     233,161     728,808
   Retained interests in securitizations                             19,596     149,299    (165,213)
   Other assets                                                      26,854      (2,288)    (11,590)
   Accounts payable                                                   3,192     (20,760)     15,477
   Warehouse loans payable                                          (23,735)   (174,390)   (682,465)
   Income taxes payable/receivable                                  (29,726)     30,894     (63,083)
   Other liabilities and accrued compensation and benefits          (45,739)     (7,673)     17,347
     Net cash provided by (used in) operating activities of
      continuing operations                                         152,812     106,466    (157,579)

INVESTING ACTIVITIES:
 Origination of loans and purchase of asset portfolios             (394,980)   (645,734)   (875,758)
 Collections on loans and asset portfolios                          492,697     601,394     575,722
 Proceeds from sales of loans and asset portfolios                  383,388     131,163
 Purchase of asset-backed securities available for sale                                    (116,623)
 Proceeds from sale of and collections on asset-backed
  securities available for sale                                      39,690      22,871      46,583
 Origination and purchase of mortgage servicing rights               (1,299)     (8,245)
 Proceeds from sale and transfer of mortgage servicing rights         4,610       6,139
 Cash used for purchase of subsidiaries including earnout payments  (37,500)     (4,049)    (68,951)
 Other                                                               17,487       1,991     (37,705)
    Net cash provided by (used in) investing activities of
      continuing operations                                         504,093     105,530    (476,732)

FINANCING ACTIVITIES:
 Net proceeds from notes payable and other debt                     278,221     914,254   1,723,807
 Repayment of notes payable and other debt                       (1,055,281) (1,220,259) (1,421,109)
 Proceeds from issuance of senior subordinated notes,
   net of issuance costs                                                                    320,828
 Proceeds from common stock offerings                                                       147,372
 Other                                                                               52     (11,229)
     Net cash provided by (used in) financing activities
       of continuing operations                                    (777,060)   (305,953)    759,669

Net cash provided by (used in) discontinued operation               129,492      98,661    (118,902)

Net increase in cash and cash equivalents                             9,337       4,704       6,456
Cash and cash equivalents, beginning of year                         36,709      32,005      25,549

Cash and cash equivalents, end of year                            $  46,046   $  36,709   $  32,005

SUPPLEMENTAL DISCLOSURES:
 Interest paid                                                    $ 111,836   $ 156,357   $ 181,329
 Common stock issued for purchase of subsidiaries and earn-outs                     195     128,401
 Income taxes paid                                                      621       5,571      27,505
 Common stock issued for unearned stock compensation, net             1,452       6,100       4,812
 Equity accrued for earn-out                                        (87,548)     87,548
 Transfer of loans held to maturity to loans held for sale                      162,361

            See notes to consolidated financial statements.


                    AMRESCO, INC.  AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

      AMRESCO, INC. (the "Company") is engaged primarily in the business of lending to small and middle market business owners. The Company's business may be affected by many factors, including real estate and other asset values, the level of and fluctuations in interest rates, changes in the small business and franchise loan securitization market and competition. In addition, the Company's operations require continued access to short term sources of financing. As further described in Note 3, the Company has discontinued its commercial mortgage banking and residential mortgage banking lines of business.

       Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

      Interest and Other Investment Income. The Company's interest income consists of interest earned on loans (the period prior to their securitization) and asset portfolios and accrued earnings on securities purchased or retained from securitization trusts. Interest income on loans and retained interests in securitizations is recorded as earned. Interest and other investment income is recognized using the effective yield method and includes accretion of discounts and amortization of premiums.

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

      Loans and Asset Portfolios. Loans are stated at face value, net of deferred loan origination fees and associated direct costs and net of an allowance for loan losses. Loan origination fees and incremental direct costs have been deferred and recognized over the life of the loan as an adjustment to yield, using the interest method. Asset portfolios consist of pools of loans or real estate acquired at significant discounts to face value. The Company classifies its asset portfolios as loan portfolios, partnerships and joint ventures and real estate. The original cost of an asset portfolio is allocated to individual assets within that portfolio based on their relative fair value to the total purchase price. The difference between gross estimated cash flows from loans and its cost is accrued using the level yield method. The Company accounts for its investments in partnerships and joint ventures using the equity method which generally results in the pass-through of the Company's pro rata share of earnings as if the Company had a direct investment in the underlying assets. Loan portfolios, partnerships and joint ventures, and real estate are carried at the lower of cost, adjusted for equity earnings, or estimated fair value.

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

      Asset-Backed Securities. The Company's investments in asset-backed securities are classified as available for sale and are carried at estimated fair value determined by quoted market rates when available, otherwise by discounting estimated cash flows at current market rates. Any unrealized gains or losses on asset-backed securities are excluded from earnings and included in accumulated other comprehensive loss, a separate component of shareholders' equity. Any realized gains or losses are included in earnings and are calculated based upon the specific identification method. Any impairment, other than temporary, in the value of a security is included in earnings.

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

      Premises and Equipment. Premises and equipment, primarily furniture, equipment and improvements, are stated at cost less accumulated depreciation. The related assets are depreciated using the straight-line method over their estimated service lives, which range from one to fifteen years. Improvements to leased property are amortized over the life of the lease or the life of the improvement, whichever is shorter.

      Intangible Assets. Intangible assets represent the excess of purchase price over the fair value of tangible net assets acquired in connection with the purchases of other businesses. These intangible assets, principally goodwill, are amortized using the straight-line method over fifteen years.

      Long-Lived Assets. The Company reviews the carrying value of long-lived assets, such as intangibles and furniture and equipment, used in operations when changes in events or circumstances indicate that the assets might have become impaired. The Company evaluates any possible impairment of long-lived assets using estimates of undiscounted cash flows. In addition, the Company periodically assesses the recoverability of intangible assets and estimates the remaining useful life by reviewing projected results of acquired operations, servicing rights and contracts. If this evaluation indicates that an asset is impaired, the Company records a charge to operations to reduce the asset's carrying value to fair value (see
Note 2).

      Mortgage Servicing Rights. The Company recognizes as separate assets the rights to service mortgage loans for others, whether the servicing rights are purchased or obtained through loan originations and contractually separated from the underlying loans by sale or securitization, by allocating total costs incurred between the loan sold and the servicing rights retained based upon their relative fair values. Amortization of mortgage servicing rights ("MSRs") is based upon the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSRs. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based upon current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. MSRs are periodically assessed for impairment which would be recognized in the consolidated statement of operations. The Company evaluates impairment through stratification of its loan portfolio based upon certain risk characteristics including loan type and contractual interest rate (fixed or adjustable).

     Investment in AMRESCO Capital Trust. During the third quarter of 2000, the Company sold its investment in AMRESCO Capital Trust ("ACT"), a real estate investment trust, which was approximately 1.5 million common shares, or 15%, of the outstanding common stock, for approximately $12.5 million. The Company acts as manager of ACT for which it receives a management fee from ACT for performing asset management and operational services. Fees and reimbursable expenses recognized by the Company for such services totaled $2.0 million, $2.3 million and $1.0 million for 2000, 1999 and 1998, respectively. At December 31, 1999, the Company's recorded investment in ACT was approximately $20.0 million, which is included in Other Assets and is accounted for under the equity method of accounting. The Company concluded that a loss in value, other than temporary, occurred regarding its investment in ACT as the Company would not be able to recover its recorded investment. Therefore, in 2000 and 1999, the Company recorded impairments of $3.3 million and $1.5 million, respectively, in its investment in ACT. At December 31, 2000, the Company's investment in ACT was approximately $3.8 million, which is the amount of additional consideration from the sale of the ACT common shares the Company expects to receive in 2001.

     Income Taxes. The Company and its subsidiaries file consolidated tax returns. Deferred income taxes were recorded for temporary differences between the bases of assets and liabilities as recognized by tax laws and their carrying value as reported in the financial statements.

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

     New Accounting Standards. In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting
Standards No. 138 ("SFAS 138") Accounting for Certain Derivative Instruments and Certain Hedging Activities. This statement amended SFAS No. 133 ("SFAS 133") Accounting for Derivative Instruments and Hedging Activities, as amended. These two statements, which are required to be adopted for annual periods beginning after June 15, 2000, establish standards for recognition and measurement of derivative and hedging activities. The Company will adopt SFAS 133 and SFAS 138 on January 1, 2001, as required. The Company does not believe the adoption of these statements will have a material impact on the consolidated financial statements.

      In September 2000, the FASB issued SFAS No. 140, ("SFAS 140") Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 replaces SFAS 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company has made the required disclosures relating to securitization transactions and collateral for the year ended December 31, 2000. The Company will adopt the remaining requirements of SFAS 140 on April 1, 2001, as required; however, management of the Company has not yet determined the impact of the other requirements of SFAS 140 on the consolidated financial statements.

      Common Stock Split. On August 25, 2000, a one-for-five reverse stock split was approved at a special shareholders' meeting. The authorized shares of the Company's common stock were reduced to 30,000,000 with a par value of $0.25. All per share and shares outstanding data have been retroactively restated to reflect the reverse stock split.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Significant estimates include the valuation of retained interests in securitizations, asset-backed securities and the allowances for loan and asset portfolio losses. Actual results could differ significantly from such estimates.

      Reclassifications.   Certain  reclassifications  of  prior  year
amounts  have  been  made to conform to the current year  presentation
(see Note 3).


2.   Sales and Acquisitions

      All of the Company's acquisitions have been accounted for as purchases. Operations of acquired companies are included with those of the Company after the acquisition date. Stock issued in connection with acquisitions was valued at the price of the stock at the time of the agreements.

       On October 25, 2000, through a series of simultaneous transactions the Company (i) repurchased approximately $130.6 million in loans from the homebuilders securitization resulting in a payoff of $111.4 million in non-recourse debt and (ii) sold such loans at par. The Company received net proceeds of $26.1 million (including $3.4 million in holdbacks), after the repayment of non-recourse debt and recovery of servicing advances. The purchase agreement provided that up to $3.0 million in the loans that were sold could be put back to the Company within 120 days of the sale. On January 20, 2001, loan and accrued interest receivable of $2.4 million were put back to the Company.

                On September 22, 2000 the Company sold certain of the assets and operations of its homebuilders division (the "Homebuilders Transaction") for $132.6 million. The Company received $126.0 million of cash and is scheduled to receive $6.6 million in cash within eighteen months from a holdback note. Interest accrues on the holdback note at the prime rate. A loss of $5.8 million on both of these transactions was recorded on the disposal of assets.

      On March 22, 2000, the Company sold its United Kingdom asset management assets and operations for $160.0 million. The Company received net cash proceeds of $47.0 million and notes receivable for $25.0 million. Cash proceeds from the sale were used to reduce non-recourse and bank debt. A loss of $4.9 million on this transaction was recorded on the disposal of assets.

      On  March  17,  2000,  the Company completed  its  sale  of  the commercial mortgage banking, asset management and real estate structured finance platforms to Lend Lease (US) Services, Inc. for cash of $224.0 million and a $25.0 million promissory note. The note accrues interest at 7.5%. The cash proceeds from the sale were used to reduce bank debt. In conjunction with this transaction, a substantial number of leases were assigned or assumed by Lend Lease. A net gain was recorded from this transaction of $60.5 million but a loss of $23.3 million from disposal of assets was recorded in continuing operations due to the allocation of purchase price between the businesses sold.

      In March 2000, the Company and the former shareholders of Commercial Lending Corporation ("CLC") agreed to amend the Asset Purchase Agreement pursuant to which the Company acquired CLC. This amendment provided that the amount of the final earn-out payment due on June 30, 2000 was fixed at $37.5 million and the Company issued to such former CLC shareholders promissory notes in the aggregate principal amount of $37.5 million in lieu of issuing shares of the Company's common stock having a value of $37.5 million. Such notes bore interest at the rate of 8.0% per annum and were repaid in full during the second and third quarters of 2000.

     During the first quarter 2000, the Company transferred net assets of $6.2 million of home equity lending business to Finance America, a joint venture with Lehman Brothers in exchange for a 36.0% interest. During the fourth quarter of 2000, the Company determined that certain receivable amounts from Finance America were not be recoverable and, therefore, recorded an impairment charge for $25.9 million, including $23.0 million of intangible assets and $2.9 million in the investment in joint venture account.

      On January 18, 2000, the Company sold $182.4 million of its real estate structured finance portfolio for $170.2 million in cash and recognized a loss in the accompanying financial statement line item - Gain on Sale of Loans and Investments, net. Proceeds from the sale were used to reduce bank debt.

      On August 11, 1998, the Company acquired MIC, a privately held producer of Veteran's Administration ("VA") streamlined refinanced loans, by merging a wholly-owned subsidiary of the Company with MIC. The initial Agreement and Plan of Merger (the "Original Agreement") to purchase MIC provided for an acquisition price of approximately 360,000 shares of the Company's common stock and $2.6 million in cash. Also, the former owners were to receive an earn-out payment of between $70.0 million and $105.0 million over a three-year period with the payments structured to be paid 82% in the Company's common stock and 18% in cash. Effective April 12, 1999, the Original Agreement was amended (the "Amended Agreement") to provide the Company an option to effect substitution of the stock portion of the earn-out for cash, and to fix the earn-out payment at $105.0 million. During 1999, the Company made an earn-out payment of $9.7 million in cash and advanced $9.2 million, the balance of the cash portion of the earn-out. Also, the Company loaned $17.0 million to the previous owners of MIC to be repaid upon issuance of the stock portion of the earn-out. The
Company did not exercise its option to effect substitution of the stock portion of the earn-out prior to December 31, 1999. The issuance of the stock portion of the earn-out was extended until at least March 31, 2000, but no later than June 30, 2000. At December 31, 1999, $86.1 million was recorded as common stock to be issued for the portion of the earn-out related to the Amended Agreement

      During January 2000, the Company obtained an option to return Mortgage Investors Corporation and an affiliated entity ("MIC") and its related assets and liabilities to its previous owners for a cash payment of $25.0 million and forgiveness of a $17.0 million note in lieu of the issuance of $86.1 million shares of the Company's common stock. The Company recorded an impairment charge of $103.3 million on the intangible assets in the 1999 financial statements related to MIC and the anticipated exercising of this option. On April 20, 2000, the option was exercised and the $86.1 million stock payment was cancelled.

       On July 16, 1998, the Company purchased the assets of Independence Funding Company L.L.P. ("IFC") and TeleCapital L.P. ("TeleCapital") for approximately 260,000 shares of the Company's common stock and cash of $44.0 million. IFC's primary line of business is providing long term financing to small businesses and TeleCapital's primary line of business was providing financing to the pay phone industry. The Company ceased new business for TeleCapital during the year and, therefore, recorded an impairment charge of $11.8 million on the remaining intangible assets during the fourth quarter of 2000.

     On January 29, 1998, the Company acquired the home equity lending business and operations of City Federal Funding & Mortgage Corp. and its affiliate, Finance America Corporation (collectively "City Federal") for approximately 57,000 shares of the Company's common stock. In addition to the common stock, the Company paid $2.0 million in cash in connection with such acquisition and was to pay up to an additional $8.5 million in cash and stock over the next three years in the event certain performance goals were met or exceeded during the fiscal years 1998, 1999 and 2000. At December 31, 1999 and 1998, such performance goals were not attained requiring no performance accrual by the Company. During 1999, the Company closed all the retail branches included in the City Federal operations and recorded an impairment charge of $8.7 million on the intangible assets related to the City Federal acquisition.


3.   Discontinued Operations

      In December 1999, the Company announced that it had reached an agreement to sell its Commercial Mortgage Banking ("CMB") business and asset management and real estate structured finance platforms to Lend Lease. The Company completed the sale of its CMB business and its asset management and real estate structured finance platforms to Lend Lease on March 17, 2000. Accordingly, the results from the CMB business are shown as discontinued operations with all prior years restated. The sale resulted in a pre-tax loss on disposal of assets of $23.3 million in continuing operations and a pre-tax gain on disposal of assets of $83.8 million in discontinued operations.

      The Company exercised the option to return MIC to its former owners on April 20, 2000 and accordingly, the operations of residential mortgage banking ("RMB") business have been discontinued and all prior years restated. The Company recorded a pre-tax loss of $3.1 million on the disposal of the assets in 2000.

      Components of amounts reflected in the statement of operations and balance sheets of the discontinued operations are presented in the following table (in thousands):

CAPTION
                                     2000                    1999                        1998
                              CMB      RMB    Total     CMB       RMB    Total      CMB       RMB     Total
Operations
Statement Data:
Revenues                     $28,042 $ 2,189  $30,231  $150,050  $ 66,612  $216,662  $ 71,018  $74,702   $145,720
Gain (loss) on sale of loans
 and investments               3,642   1,921    5,563     6,069    63,887    69,956  (101,042)  72,135    (28,907)
Gain (loss) on disposal
 of assets                    83,782  (3,098)  80,684
Interest expense               1,836     559    2,395     6,304     3,130     9,434    40,619    2,260     42,879
Depreciation and amortization  3,122     280    3,402    15,282    14,328    29,610     7,540    2,391      9,931
Operating income (loss)       84,432 (15,040)  69,392    11,428  (127,256) (115,828) (104,371)  32,926    (71,445)
Income tax (benefit)          32,084  (5,715)  26,369     4,000   (48,357)  (44,357)  (36,530)  12,512    (24,018)
Income (loss) from
 discontinued operations      52,348  (9,325)  43,023     7,428   (78,899)  (71,471)  (67,841)  20,414    (47,427)
Balance Sheet Data:
Cash and equivalents                 $    -            $ 11,898  $  5,643  $ 17,541
Loans held for sale, net                                 11,513              11,513
Loans and asset portfolios,
  net                                                     9,771               9,771
Income tax receivable       $   364          $   364        248       923     1,171
Intangibles                                              57,771    41,377    99,148
Mortgage servicing rights                                69,708              69,708
Other assets                      2                2     10,704     9,034    19,738
Accounts and other payables  (1,268)          (1,268)   (12,416)  (11,615)  (24,031)
Warehouse loans                                         (12,675)            (12,675)
Other liabilities                                       (18,769)            (18,769)
Net assets (liabilities) of
 discontinued operations    $  (902) $    -  $  (902)  $127,753  $ 45,362  $173,115

4.   Loans Held for Sale

      Loans held for sale were originated or acquired by the Company and are held for future sale or securitization. Such loans typically have mortgages on the underlying real estate or first liens on the related furniture, fixtures and equipment. The small business and middle market business loans held for sale are pledged as collateral under the Company's warehouse debt facilities. The maximum accounting loss if the borrower fails to pay is the carrying value. The Company's lending operations are diversified across the United States. Loans held for sale at December 31, 2000 and 1999 consisted of the following (in thousands):

                                                 2000         1999
         Real estate structured finance loans             $162,361
         Small business loans                  $101,804    131,749
         Single family home equity loans          1,643      2,864
                                                103,447    296,974
         Allowance for loan losses               (5,466)    (1,933)
         Balance, end of year                  $ 97,981   $295,041

      At December 31, 1999, the Company had committed to sell approximately $25.0 million of small business loans as part of a December 1999 securitization.

      The activity in the allowance for loan losses on loans held for sale for the years ended December 31, 2000 and 1999 is summarized as follows (in thousands):

                                          2000     1999
Balance, beginning of year             $ 1,933   $ 2,128
Provision for loan losses                7,087     4,539
Charge-offs                             (3,554)   (4,734)
Balance, end of year                   $ 5,466   $ 1,933


5.   Loans and Asset Portfolios

      The Company's loans consist primarily of high yield loans to businesses and projects that were unable to access traditional lending sources and loans for single family residential construction. Asset portfolios consist of loans purchased at a substantial discount from their principal amount, real estate and investments in partnerships and joint ventures that invest in such assets. Substantially all of the Company's loan and asset portfolios are backed by commercial mortgage real estate. Certain real estate assets are collateral for $1.7 million of the Company's non-recourse debt. The maximum accounting loss if the borrower fails to pay is the carrying value. Loans and asset portfolios at December 31, 2000 and 1999 consisted of the following (in thousands):

                                                    2000         1999
Loans:
 Commercial loans                                $  47,995    $  90,433
 Residential construction loans                      2,442      218,859
  Total loans                                       50,437      309,292
Asset portfolios:
 Commercial real estate mortgages                   38,643      140,381
 Real estate                                        30,614      191,400
 Partnerships, joint ventures and other             20,363       73,421
 Total asset portfolios                             89,620      405,202
Allowance for loan and asset portfolio losses      (22,743)      (9,141)
 Balance, end of year                             $117,314     $705,353



     The activity in the allowance for loan and asset portfolio losses for the years ended December 31, 2000 and 1999 is summarized as follows (in thousands):

                                        2000       1999
Balance, beginning of year            $ 9,141     $16,417
Provision (credit) for loan
 and asset portfolio losses            13,111      (5,626)
Recoveries (charge-offs)                  491      (1,650)
Balance, end of year                  $22,743     $ 9,141

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


6.   Retained Interests in Securitizations

     The Company's retained interests in securitizations consist primarily of interest only certificates retained in the Company's securitizations of small and middle market business and home equity loans, which are generally subordinated to other security holders in a securitization trust. The retained interests are classified as trading securities and are carried on the Company's balance sheets at fair value, with the change in fair value during the period being included in earnings.

     The Company completed one conventional business loan securitization in 2000 and two in 1999 that generated retained interests. Pretax gains on sale from securitization of conventional business loans of $23.6 million in 2000 and $51.6 million in 1999 were recorded. The Company also completed one SBA loan securitization in 2000 and one in 1999. Pretax gains on sale from securitization of SBA loans were $3.8 million and $4.3 million in 2000 and 1999, respectively. The Company did not securitize any home equity loans in 2000 or 1999 that generated retained interests. In addition to retaining a subordinated interest in its conventional business and SBA loan securitizations, the Company retains the servicing rights to these loans following securitization. In all of the Company's securitization transactions completed in 2000 and 1999, the Company did not retained any recourse obligation, other than retained interests, with respect to the assets sold other than standard representations and warranties.

     The Company's retained interests in securitizations are initially measured by allocating the previous carrying amount between the assets sold and the interests retained (including mortgage servicing rights, if any) based on their relative fair values at the date of transfer. The Company has utilized, for initial valuation purposes in 2000, a discount rate of 15% for its conventional business loan securitization and an 18% discount rate on its SBA loan securitization. The Company structures its conventional business loans with limited cross guarantees between borrowers such that the borrowers within a defined pool of loans absorb the first 5% - 10% of net losses. At the present time, the Company considers it unlikely that net losses on such loan portfolios will exceed the 5% - 10% range. Accordingly, for initial valuation purposes, losses are assumed to be zero. The Company has assumed no prepayments on its conventional business loan securitizations based on the significant prepayment premiums applicable to the loans and historical prepayment experience.

      The following table summarizes the significant assumptions used by the Company during 2000 in measuring the value at inception of its retained interests in securitizations:

                                           Conventional
                                             Business       SBA
 Discount rate                                15.0%        18.0%
  Prepayment rate                              0.0%        15.0%
  Expected credit losses (annual rate)         0.0%         1.0%
Weighted average life (months)               164          272

      Retained interests in securitizations at December 31, 2000 and 1999 consisted of the following (dollars in thousands):

                                        2000        1999
 Conventional business               $146,030     $127,746
 SBA interests                         25,675       16,315
 Home equity loan interests            10,643      155,250
  Total                              $182,348     $299,311

     The carrying value of the retained interests in securitizations at December 31, 2000 was determined by the Company on a disaggregated basis by discounting future cash flows using a weighted average discount rate of approximately 15.6%. The discount rate used to value the retained interests is influenced primarily by the underlying loan rate and the volatility and predictability of the underlying cash flows which generally becomes more certain as the securities season and prepayments and credit losses are more known.

     For conventional business loan securitizations, the actual weighted average annual prepayment rate for the period from inception of each security through December 31, 2000 is 2.6%. Since the vast majority of these loans have significant prepayment premiums, any prepayment activity in a securitization most likely will have a positive impact on the valuation of retained interests. As a result, for conservatism, prepayment speeds are not considered in valuing these retained interests, either at inception or in future periods. Moreover, through December 31, 2000, the weighted average annual net loss rate on these securitized portfolios has been less than 0.50%. As a result, the Company projects that the weighted average loss rate to be less than 0.50% for all future periods. With annual net loss levels at or below these rates, management believes the valuation of retained interests would not be negatively impacted because the credit enhancement payments from other borrowers in the pool will cover these deficiencies.

     The actual weighted average annual prepayment rate on the Company's SBA loan securitizations was 10.8% for the period from inception of each securitization through December 31, 2000, and is projected  to  be  15%  in all  future periods.  The  actual  weighted average annual loss rate was 0.41% from inception of each securitization through December 31, 2000, and is projected to be 1.0% for all future periods.

     The actual weighted average annual prepayment rate on the Company's home equity securitizations was 26.2% for the period from inception of each securitization through December 31, 2000, which is higher than originally projected, and is modeled to be 26.5% for the next twelve months. The actual weighted average constant default rate on the Company's home equity securitizations was 1.9% from inception of each securitization through December 31, 2000 and is modeled to be 7.9% for the next twelve months. The actual weighted average loss severity from inception of each securitization through December 31, 2000 is 42.6% and is modeled to be 43.8% over the next twelve months. During 2000, changes were made in the projected prepayments, default rates and loss severity assumptions which resulted in increased losses on home equity retained interests. Revised assumptions were based upon the then interest rate environment, industry trends and portfolio history. During the years ended December 31, 2000 and December 31, 1999, the Company's retained interests in home equity securitizations were marked-to-market, resulting in decreases in value of $143.0 million and $146.4 million, respectively.

     Net proceeds from sale of retained interests in home equity securitizations were $13.3 million and $174.6 million in 2000 and 1999, respectively.

      The following table summarizes the key assumptions used in valuing the Company's retained interests at December 31, 2000, and the potential impact on those valuations of adverse changes in these assumptions ($'s in millions):

                                                         Home Equity
                                         SBA Loans          Loans
Weighted average life (in months)           254              300
Prepayment speed assumption (annual rate)    15.0%            26.5%
Impact on value of 10% increase             $(0.6)            $0.0
Impact on value of 20% increase              (1.2)             0.1
Expected credit losses (annual rate)          1.0%             3.5%
Impact on value of 10% increase             $(0.3)           $(0.8)
Impact on value of 20% increase              (0.6)            (1.7)
Weighted average discount rate               18.0%            18.1%
Impact on value of 10% increase             $(1.1)           $(0.8)
Impact on value of 20% increase              (2.1)            (1.7)



                                          Conventional
                                            Business
                                              Loans
Weighted average life (in months)              128
Expected credit losses (annual rate)             0%
Impact on value of 0.75% annual loss rate      $(6.9)
Impact on value of 1.50% annual loss rate      (27.3)
Weighted average discount rate                  15%
Impact on value of increasing discount rate
 to 17.5%                                     $(11.5)
Impact on value of increasing discount
 rate to 20%                                   (22.5)

     These sensitivities present hypothetical changes in value based on adverse changes in each key assumption, holding all other assumptions constant. In reality, changes in value are typically the result of changes in a combination of factors, therefore these assumed values may not accurately represent expected results.

     The following table summarizes cumulative actual and projected credit losses, which are calculated by summing the actual and projected future credit losses, and dividing them by the original balance of each type of asset. Amounts shown are a weighted average of all securitizations of each type during the applicable period.

Actual and projected
cumulative credit losses       Conventional business
before any benefit from        loans securitized in:
borrower credit enhancement
payments, as of:
                              2000      1999     1998
December 31, 2000
Actual to date               0.00%      0.05%   0.32%
Projected                    5.25       6.25    5.18
  Totals                     5.25       6.30    5.50
December 31, 1999
Actual to date                 N/A      0.00    0.07
Projected                      N/A      6.30    5.43
  Totals                       N/A      6.30    5.50
December 31, 1998
Actual to date                 N/A       N/A    0.00
Projected                      N/A       N/A    5.50
  Totals                       N/A       N/A    5.50


                                            Home Equity
Actual and projected       SBA loans          loans
cumulative credit losses  securitized in:   securitized in:
(%) as of (1):
                         2000    1999(1)     1998(2)
December 31, 2000
Actual to date           0.00%    0.30%       2.32%
Projected                3.78     4.34        3.93
  Totals                 3.78     4.64        6.25
December 31, 1999
Actual to date           N/A      0.00        0.68
Projected                N/A      5.14        1.70
  Totals                 N/A      5.14        2.38
December 31, 1998
Actual to date           N/A      N/A         0.00
Projected                N/A      N/A         1.70
  Totals                 N/A      N/A         1.70

(1) Company had no SBA loan securitizations in 1998.
(2) Company had no Home Equity loan securitizations in 2000 or 1999.

The following table summarizes cash flows received (paid) from securitization trusts during 2000 and 1999 (dollars in thousands):

   Conventional business loans:                      2000        1999
     Proceeds from new securitizations            $209,475     $535,383
     Cash flows on retained interests               22,746       17,232
     Servicing fees received                         3,615        2,625
     Servicing advances                                234          272
     Repayments of servicing advances                 (269)        (136)

   SBA loans:
     Proceeds from new securitizations              62,456       67,682
     Cash flows on retained interests                2,318        2,606
     Servicing fees received                         1,454          729

   Home Equity loans:
     Cash flows on retained interests                4,425       18,864
     Repurchases of delinquent or foreclosed loans    (679)     (12,031)

      The following table provides historical loss and delinquency information for the total managed portfolio of loans at December 31, 2000, which includes loans that have been securitized as well as loans held for sale or securitization (dollars in thousands).

                        At December 31, 2000       Year Ended
                        Total                     December 31,
                       Principal                     2000
                       Amount of      90+ Days    Credit Losses,
                        Loans        Delinquent  net of Recoveries
Loan Type:
 Conventional business $1,465,675   $ 66,648       $  10,247 (1)
 SBA                      193,147      4,368             471
 Home Equity            2,091,938    312,716         176,074
  Total loans managed  $3,750,760   $383,732        $186,792
Composition:
 Loans securitized     $3,657,705   $380,254        $186,017
 Loans held for sale
 or securitizaiton         93,055      3,478             775
  Total loans managed  $3,750,760   $383,732        $186,792

(1) Before any benefit from borrower credit enhancement payments.


7.   Asset-backed Securities

      Asset-backed securities available for sale, carried at estimated fair value, at December 31, 2000 and 1999, were as follows (in thousands):

                                      Gross       Gross
                         Amortized  Unrealized  Unrealized  Estimated
                            Cost       Gain        Loss     Fair Value
   2000                  $ 54,142                           $ 54,142
   1999                   124,079    $30,842    $(47,916)    107,005

      Net proceeds from sales of asset-backed securities aggregated $24.0 million, $20.7 million and $18.5 million for the years ended December 31, 2000, 1999 and 1998, respectively, which resulted in gross realized gains of $8.0 million in 1998 and gross realized losses of $7.6 million, $10.6 million and $6.7 million in 2000, 1999 and 1998, respectively. Additionally, impairments of $23.3 million were realized in 2000 due to decreases in estimated fair values that were other than temporary. Maturities of securities available for sale are not presented because the loans underlying such securities are subject to prepayment. All of the Company's residential mortgage asset-backed securities of $46.5 million are collateral for non-recourse debt of a similar amount.


8.   Mortgage Servicing Rights

      The activity in mortgage servicing rights for the years ended December 31, 2000 and 1999 was as follows (in thousands):

                                       2000      1999
Balance at beginning of year         $13,438    $13,669
Purchased                                           254
Originated                             5,385     11,149
Sales and transfers                   (4,610)    (6,139)
Amortization                          (1,167)    (5,495)
 Balance at end of year              $13,046    $13,438

     Mortgage servicing rights arising from the conventional business lending segment comprise $7.3 million and $7.2 million of the balance at year end 2000 and 1999, respectively. Fair values are calculated utilizing a 12.5% discount rate, remaining average lives of 158 and 166 months, respectively. Prepayments are considered negligible in the calculation due to high prepayment penalties in the underlying loan portfolio.

      Mortgage servicing rights arising from the SBA lending segment comprise $5.7 million and $6.2 million (prior year included $2.2 million in mortgage servicing rights for home equity) of the balance at year end 2000 and 1999, respectively. Fair values are calculated utilizing a 15% discount rate, remaining average lives of 252 and 245 months, respectively, and an annual prepayment rate of 14%.


9.   Notes Payable and Other Debt

      The Company's notes payable and other debt at December 31, 2000 and 1999 consisted of the following (in thousands):

                                                       2000       1999
Notes payable:
 Revolving loan agreements                                       $384,716
 Non-recourse debt                                    $48,199     173,870
 Commercial paper conduit and builder note payable                142,457
 Retained interest financing                            8,912       7,568
  Total notes payable                                 $57,111    $708,611

Warehouse loans payable:
 Home equity lending facilities                                  $  1,373
 Commercial finance facilities                        $78,159     100,521
  Total warehouse loans payable                       $78,159    $101,894

Senior subordinated notes:
 10.0% notes due January 15, 2003                    $ 49,406    $ 57,383
 10.0% notes due March 15, 2004                       127,313     192,500
 9.875% notes due March 15, 2005                      185,772     330,150
  Total senior subordinated notes                    $362,491    $580,033

      Notes Payable. During 2000 the Company paid off its Revolver debt and non-recourse debt related to its home builder group.

      Non-recourse Debt, Retained Interest Financing and Warehouse Loans Payable. Non-recourse debt has been used primarily to fund purchases of real estate mortgage backed securities and real estate assets and is secured by the specific assets with such debt totaling $48.2 million at December 31, 2000. Retained interest financing has been used primarily to finance certain retained interests purchased or created during the Company's securitization process and is secured by the specific assets funded with such debt totaling $8.9 million at December 31, 2000 which was repaid January 26, 2001. The Warehouse debt is used primarily to fund originations of commercial finance loans and is secured by the specific assets funded with such debt totaling $78.2 million at December 31, 2000. The following table summarizes the Company's non-recourse debt, retained interest financing and warehouse loans payable at December 31, 2000 (in thousands of dollars):

CAPTION
                                Maximum   Outstanding  Maturity                                       12/31/2000
       Lender                  Available   Balance       Date          Base Interest Rate           Interest Rate
Non-recourse:
 Lehman Brothers (1)           $46,523     $46,523
 Freemont Investment & Loan      1,676       1,676    June 2001      6-mo LIBOR + 3.0%                9.83%
 Total non-recourse            $48,199     $48,199
Retained Interest Financing:
 Farallon Franchise Finance I   $9,000      $8,912    January 2001   90-day LIBOR + 5.0%             11.66%
Commercial finance:
 Transamerica                  $75,000     $39,104    December 2001  30-day LIBOR + 2.25% to 2.50%    9.15%
 Prudential (business
   loans) (2)                  200,000      37,496    March 2001     30-day LIBOR + 0.75%             7.38
 Prudential (franchise
   loans) (2)                  150,000       1,559    March 2001     30-day LIBOR + 0.75%             7.38
 Total commercial finance     $425,000     $78,159

(1) There is no stated maturity date for this obligation as the underlying securities, which provide the cash flows to service the debt, have the ability to prepay.
(2) The maximum aggregate amount outstanding under the Prudential warehouse facility may not exceed $250.0 million.


       10% Senior Subordinated Notes Due January 15, 2003. On January 30, 1996, the Company issued $57.5 million principal amount of senior subordinated notes with net proceeds of approximately $54.9 million. There is no sinking fund or amortization of principal prior to maturity and these notes are not redeemable prior to January 15, 2001. The debt offering costs are included in other assets and are amortized over the life of the debt using the effective interest method, adjusted for repurchases. These notes are unsecured general obligations of the Company and subordinated to all existing and future senior indebtedness (as defined in the Indenture) of the Company. As of December 31, 2000, the Company had repurchased $8.1 million of these notes resulting in an outstanding principal balance of $49.4 million.

      10% Senior Subordinated Notes Due March 15, 2004. On March 12, 1997, the Company issued $192.5 million aggregate principal amount of senior subordinated notes with net proceeds of approximately $186.6 million. These notes are unsecured obligations of the Company and are subordinated to prior payment of all existing and future senior debt and to indebtedness and other liabilities of the Company's subsidiaries. The debt offering costs are included in other assets and are amortized over the life of the debt using the effective interest method, adjusted for repurchases. The notes are not redeemable prior to maturity. As of December 31, 2000, the Company had repurchased $65.2 million of these notes resulting in an outstanding principal balance of $127.3 million.

     9.875% Senior Subordinated Notes Due March 15, 2005. On February 24, 1998 and March 10, 1998, the Company issued $290.0 million and $40.2 million, respectively, aggregate principal amount of senior subordinated notes with total net proceeds of approximately $320.7 million. These notes are unsecured obligations of the Company and are subordinated to all existing and future senior debt and to indebtedness and other liabilities of the Company's subsidiaries. The debt offering costs are included in other assets and are amortized over the life of the debt using the effective interest method, adjusted for repurchases. The notes are redeemable prior to maturity at 104.938% of their principal amount, plus accrued interest, any time after March 15, 2002, declining ratably to 100% of their principal amount, plus accrued interest, on or after March 15, 2004. As of December 31, 2000, the Company had repurchased $144.1 million of these notes resulting in an outstanding principal balance of $185.8 million.

      Covenants. Each of the Company's notes payable and other debt agreements has certain covenants which include financial tests, including minimum consolidated tangible net worth, maximum consolidated funded debt to consolidated capitalization ratio, minimum fixed payment ratio, minimum interest coverage ratio, maximum debt to net worth ratio and minimum asset coverage ratio. The agreements also contain covenants that, among other things, limit incurring additional indebtedness, investments, asset sales, loans to shareholders, dividends, transactions with affiliates, acquisitions, mergers and consolidations, liens and encumbrances and other matters customarily restricted. At December 31, 2000, the Company is not in compliance with certain financial covenants which prohibit the Company from incurring additional debt with a term in excess of 360 days, the payment of dividends and repurchasing of its common stock.

Aggregate amounts of notes payable and other debt that mature during the next five years are as follows (in thousands):

                              For the Year Ended December 31,
                             2001    2002   2003    2004     2005
Notes payable             $ 57,111 $
Warehouse loans payable     78,159
Senior subordinated notes                 $49,406 $127,313  $185,772
Total                     $135,270 $      $49,406 $127,313  $185,772


10.  Income Taxes

      Income tax expense (benefit) consisted of the following for the years ended December 31, 2000, 1999, and 1998 (in thousands):

                                             2000       1999       1998
Current:
 Federal                                  $(54,888)   $ 23,505   $ (3,716)
 State                                      (5,196)      6,451     (3,371)
  Total current tax expense (benefit) (60,084) 29,956 (7,087) Deferred tax expense (benefit):
 Federal                                    68,852     (44,057)    (1,757)
 State                                       1,408        (316)       200
  Total deferred tax expense (benefit) 70,260 (44,373) (1,557) Income tax expense (benefit) from
   continuing operations                    10,176     (14,417)    (8,644)
Income tax expense (benefit) from
   discontinued operations                  26,369     (44,357)   (24,018)
Income tax expense from extraordinary gain  33,443
  Total income tax expense (benefit)      $ 69,988    $(58,774)  $(32,662)

     A reconciliation of income taxes on reported pretax income at statutory rates to actual income tax expense for the years ended
December 31, 2000, 1999, and 1998 is as follows (dollars in thousands):

CAPTION
                                                2000           1999            1998
                                           Dollars  Rate   Dollars  Rate    Dollars   Rate
Income tax (benefit) at statutory rates   $(106,672)  35%  $(57,328)  35%   $(10,636)  35%
Non-deductible goodwill and other             5,926   (2)    45,087  (27)      2,555   (9)
Valuation allowance                         112,931  (37)
State income taxes, net of
  Federal tax benefit                        (2,009)   1     (2,176)   1        (563)   2
 Total income tax expense (benefit)      $   10,176   (3)% $(14,417)   9%    $(8,644)  28%

      The net deferred tax assets at December 31, 2000 and 1999, consisted of the tax effects of temporary differences related to the following (in thousands):

                                                 2000        1999
Reserves for loan and asset portfolio losses   $ 23,832    $25,439
Net operating loss carryforwards                 58,555     22,990
Accrued employee compensation                     2,248     3,221
Foreign tax credit carryforward                             6,351
Intangible assets                                 6,200     5,877
AMT credit carryforwards                          2,123     2,123
Investment in subsidiaries                          426       426
Securitized loans and investments                19,597     1,989
Other                                             2,450     7,863
 Deferred tax asset before valuation allowance  115,431    76,279
Valuation allowance                            (115,431)   (2,500)
 Net deferred tax assets                      $     -     $73,779

      Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Management believes it is more likely than not that the deferred tax asset will not be utilized and, therefore, a valuation reserve has been increased to the full amount of the deferred tax asset. As a result of acquisitions and operations, the Company has net operating loss carryforwards available for its use. The Company is subject to certain annual limitations on the utilization of such losses. The following were the expiration dates and the approximate net operating loss carryforwards at December 31, 2000 (in thousands):

Expiration Date                 Amount
2002                          $  874
2003                           1,459
2006                             372
2007                           2,867
2008                           3,838
2011                           9,283
2018                          10,284
2019                          91,108
2020                          45,091
 Total                      $165,176


11.  Employee Stock Compensation

      The Company has stock option and award plans for the benefit of key individuals, including its directors, officers and key employees. The plans are administered by a committee of the Board of Directors.

      On October 20, 1998, the Board of Directors adopted a resolution to exchange approximately 1.1 million options to purchase the Company's common stock at exercise prices ranging from $37.50 to $172.80 per share for approximately 0.8 million options having an exercise price of $37.20 per share, representing fair value at date of grant, which had no impact on the Company's financial statements. Stock option activity under the plans for the years ended December 31, 2000, 1999 and 1998 was as follows:

CAPTION

                                                                                   Weighted
                                                  Number of  Option Price Per    Average Option
                                                   Shares     Share Range        Price Per Share
Options outstanding at January 1, 1998             763,376   $  3.00 - $172.80       $  79.35
 Granted                                           643,062     37.65 -  172.20         147.85
 Exercised                                         (61,480)    17.50 -  108.75          63.20
 Forfeited                                        (407,545)    17.50 -  172.80         124.10

Options outstanding at December 31,1998            937,413      3.00 -   99.40          36.35
 Granted                                            85,676     13.15 -   49.05          23.45
 Exercised                                            (852)    17.50 -   37.20          34.90
 Forfeited                                        (105,804)    13.15 -   99.40          41.25

Options outstanding at December 31, 1999           916,433      3.00 -   47.20          34.61
 Granted                                            22,000     13.75 -   13.75          13.75
 Exercised                                              -
 Forfeited                                        (488,144)    13.75 -   37.66          35.56

Options outstanding at December 31, 2000           450,289     3.00 -    47.19          32.55

Options exercisable at December 31, 2000           403,715     3.00 -    47.19          32.07
Options exercisable at December 31, 1999           440,989
Options exercisable at December 31, 1998           341,932

Options available for grant at December 31, 2000   557,525

The   following  table  summarizes  information  about  stock  options outstanding at December 31, 2000:

CAPTION
                                Weighted      Weighted                    Weighted
                                 Average       Average                    Average
                                Remaining   Exercise Price                Price of
   Range of        Options     Contractual of Outstanding    Options    Exercisable
Exercise Prices  Outstanding       Life       Options      Exercisable    Options
        $ 3.00      3,009           1         $  3.00         3,009        $  3.00
13.16  - 13.75     68,878           4           13.35        68,578          13.35
         17.50    17,060            2           17.50        17,060          17.50
         32.50     6,000            8           32.50         2,400          32.50
         34.38    12,853            3           34.38        12,853          34.38
         37.20   328,269            3           37.20       285,995          37.20
36.88  - 47.19    14,220            1           40.83        13,820          40.92
 Totals          450,289                        32.55       403,715          32.07

     At December 31, 2000, the Company has reserved a total of 450,289 shares of common stock for exercise of outstanding stock options.

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option and award plans. Under the terms of the plans, the exercise price of each option is equal to the market price of the Company's stock on the date of grant. Accordingly, no compensation expense has been recognized under these plans. Loss and loss per share from continuing operations on a pro forma basis as if the Company had utilized fair value accounting methodology would have been as follows (in thousands, except per share data):

                                       For the Years Ended December 31,
                                        2000        1999        1998
Loss from continuing operations:
 As reported                         $(314,953)   $(149,378)  $(21,744)
 Pro forma                           (316,842)    (152,556)    (28,003)

Basic and diluted loss per share
from continuing operations:
 As reported                          $(32.25)     $(15.60)     $(2.54)
 Pro forma                             (32.55)      (15.93)      (3.27)

     The estimated fair value of options granted during 2000, 1999 and 1998 was $1.12, $2.90 and $4.21 per share, respectively. For purposes of determining fair value of each option, the Company used the Black-Scholes model with the following assumptions:

                                   2000           1999           1998
 Risk-free interest rate          6.50%      4.80% - 6.45%   4.19% - 4.50%
 Expected life                    7 years       7 years        5 years
 Expected volatility                64%        55% - 60%         54%
 Expected dividends                  -             -              -

      During 2000, the Company issued 874,036 shares of restricted stock at prices ranging from $1.75 per share to $2.97 per share, with a weighted average price of $2.24 per share, under two of the Company's stock option and award plans. The shares granted in 2000 vest over periods of eight months, twelve months, three years and five years, the 1999 grants vest over periods of two and three years and the 1998 grants vest over five years and in a lump sum in the years 2000 and 2001. During 2000, 1999 and 1998, $4.1 million, $6.9 million and $2.5 million in unearned stock compensation was amortized as compensation expense, respectively. At December 31, 2000 and 1999 shareholders' equity includes unearned stock compensation of $1.3 million and $4.0 million, respectively.


12.  Common Stock

      On June 14, June 27, October 25 and December 4, 2000 the Company issued approximately 259,000, 32,000, 333,000 and 250,000 restricted shares, respectively, of the Company's common stock to certain key employees.

     During July and August 1998, the Company repurchased 200,000 shares of the Company's outstanding common stock at an average price of $86.01 per common share.

      On February 24, March 4, May 18, and July 28, 1998, the Company issued options to purchase approximately 66,000, 3,000, 30,000 and 526,000 shares, respectively, of common stock. On February 24, July 17, and July 22, 1998, the Company issued approximately 33,000, 7,000 and 4,000 restricted shares, respectively, of the Company's common stock to certain key employees.

      On February 23, 1998, the Company completed a registered public offering of 1.0 million shares of common stock, including the underwriters' over-allotment option. The net proceeds from such offering, after underwriter's discount and offering expenses, aggregated approximately $147.4 million. The price to the public was $150.00 per share and the proceeds to the Company were $142.80 per share, after underwriting discounts.

      A reconciliation of the numerators and denominators used in the basic and diluted loss per share computations is as follows (in thousands):

                                         2000       1999        1998
Loss from continuing operations -
 basic and diluted                    $(314,953)   $(149,378)   $(21,744)

Weighted average shares outstanding
 (basic)                                  9,735        9,576       8,569
Dilutive stock options
Contingently issuable shares
Weighted average shares outstanding
 (diluted)                                9,735        9,576       8,569

     As the Company posted a net loss for the years ended December 31, 2000, 1999 and 1998, the effects of dilutive stock options and contingently issuable shares for these years are anti-dilutive and, therefore, not included in the computation of diluted loss per share. As of December 31, 2000, 1999 and 1998, the Company had 4,228,000, 3,916,000 and 232,000 anti-dilutive options and contingently issuable shares, respectively.

      At December 31, 2000, the Company had 3,000 stock appreciation rights outstanding related to the market value of the Company's common stock which were granted to certain non-employees of the Company. The stock appreciation rights have an award value of $65.625 and an automatic conversion into cash on February 20, 2006.


13.  Employee Compensation and Benefits

      Accrued employee compensation and benefits at December 31, 2000 and 1999 included amounts for incentive compensation, severance and benefits. Certain employees are eligible to receive a bonus from an incentive compensation pool.

      The AMRESCO Retirement Savings and Profit Sharing Plan ("Plan") qualifies under Section 401(k) of the Internal Revenue Code and incorporates both a savings component and a profit sharing component for eligible employees. As determined each year by the Board of Directors, the Company may match the employee contribution up to 6% of their base pay based on the Company's performance. For 2000, 1999 and 1998, the matching contribution was set at $0.50 for each $1.00 contributed by the employees with Company expenses of $0.7 million, $2.1 million and $2.4 million, respectively. In addition to the matching savings, the Company may provide an annual contribution to the profit sharing retirement component of the Plan on behalf of all eligible employees. No such contributions were made in 2000, 1999 or 1998 due to the Company's net losses.


14.   Commitments  and Contingencies

      The Company has entered into non-cancelable operating leases covering office facilities which expire at various dates through 2006. Certain of the lease agreements provide for minimum annual rentals with provisions to increase the rents to cover increases in real estate taxes and other expenses of the lessor. The Company also has leases on equipment, some of which are non-cancelable, which expire on various dates through 2002. The total rent expense for the years ended December 31, 2000, 1999 and 1998, was approximately $7.5 million, $13.9 million and $13.1 million, respectively. The future minimum annual rental commitments under non-cancelable operating lease agreements having a remaining term in excess of one year at December 31, 2000 were as follows (in thousands):

      Year Ending December 31,
      2001                                          $5,112
      2002                                           3,626
      2003                                           2,680
      2004                                           1,800
      2005                                           1,731
      Thereafter                                     1,460

      Minimum lease payments have not been reduced by minimum sublease rentals of $1.1 million, $0.7 million and $0.3 million for 2001, 2002 and thereafter, respectively, due under noncancelable subleases.

      The Company is a defendant in various legal actions. In the opinion of management, such actions will not materially affect the financial position, results of operations or cash flows of the Company.


15.  Segment and Related Information

      The Company has three reportable segments which have separate management teams and infrastructures that engage in different investments and offer different services: commercial finance, asset management and home equity lending. In its commercial finance business, the Company focuses on (i) loans to franchisees of nationally recognized restaurant, hospitality and service organizations and (ii) loans to small and middle market business owners. The asset management segment is in the process of liquidating the Company's owned asset portfolios which are managed by Lend Lease. The home equity lending segment consists of a minority interest in Finance America, which originates, sells and services nonconforming first mortgage loans, and the management of a portfolio of retained interests from previous securitizations.

      The accounting policies are the same as those described in the summary of significant accounting policies with the exception of interest expense incurred by the Company being allocated to the subsidiaries based upon the subsidiaries' combined balance of common stock, paid in capital and intercompany accounts. The Company evaluates performance based upon operating income which is determined by adjusting operating profit to include intangible amortization expense.

       The following represents the Company's reportable segment position as of and for the years ended December 31, 2000, 1999 and 1998 (in thousands):

CAPTIONS
     2000
                                                       Home
                               Commercial   Asset      Equity
                                 Finance   Management  Lending All Other Eliminations  Total
Revenues from external sources  $111,087  $ 33,615   $ 14,553  $ 11,402               $170,657
Gain (loss) on sale of loans
and investments, net              35,244    (7,220)        47      (417)                27,654
Interest expense                  41,069    11,567     32,380    15,304                100,320
Depreciation and amortization     12,386       188      2,256     2,452                 17,282
Income (loss) from continuing
 operations before income taxes  (16,933)  (33,824)  (196,755)  (57,265)              (304,777)
Segment assets                   366,348   114,972   (203,598)  742,221   $(304,908)   715,035

     1999
                                                        Home
                               Commercial     Asset    Equity
                                 Finance   Management  Lending All Other  Eliminations   Total

Revenues from external sources  $176,202  $106,461   $ 85,150   $ (4,556)               $363,257
Gain (loss) on sale of loans
 and investments, net             52,815    18,726     18,038     (8,628)                 80,951
Interest expense                  62,259    29,989     40,331     21,999                 154,578
Depreciation and amortization      9,324       807      9,261      3,730                  23,122
Income (loss) from continuing
 operations before income taxes   66,732    36,166   (208,642)   (58,051)               (163,795)
Segment assets                   494,012   349,004     23,961  1,674,157   $(601,168)  1,939,966


     1998
                                                        Home
                                Commercial    Asset    Equity
                                 Finance   Management  Lending All Other  Eliminations   Total
Revenues from external sources  $122,047   $111,890   $161,169  $   2,153               $397,259
Gain (loss) on sale of loans
 and investments, net             38,639     12,230    (16,605)    (8,803)                25,461
Interest expense                  38,674     33,184     99,194     18,566                189,618
Depreciation and amortization      5,504        841      6,391      3,188                 15,924
Income (loss) from continuing
 operations before income taxes   46,591     46,635    (74,719)   (48,895)               (30,388)
Segment assets                   453,635    318,665    359,439  1,960,188  $(512,964)  2,578,963

16.  Financial Instruments and Risk Management

      In the normal course of business, the Company may be a party to financial instruments with off-balance sheet interest rate and currency exchange rate risk. The Company may reduce its exposure to fluctuations in interest rates and currency exchange rates by creating offsetting positions through the use of derivative financial instruments. Derivatives are used to lower funding costs, diversify sources of funding, or alter interest rate and currency exchange rate exposures arising from mismatches between assets and liabilities. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company party to highly leveraged derivatives. These financial instruments include interest rate cap agreements, put options and forward and futures contracts. The instruments involve, to varying degrees, elements of risk in excess of the amount recognized in the consolidated statements of financial condition. The Company controls the risk of its hedging agreements, interest rate cap agreements and forward and futures contracts through approvals, limits and monitoring procedures.

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

      The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to interest rates, exchange rates, securities prices, or financial or other indices. Market values of derivative transactions fluctuate based upon movements in underlying financial indices such as interest rates. Market values are monitored on a continual basis through external pricing mechanisms and internal calculations. The Company's objective measurement system together with risk limits and timely reporting to senior management help to mitigate the risks associated with market fluctuations. In the event that a derivative product was terminated prior to its contractual maturity, it is the Company's policy to recognize the resulting gain or loss over the shorter of the remaining original life of the derivative financial instrument or the life of the underlying hedged asset or liability. If the item being hedged is sold, settled or terminated, the derivative financial instrument is marked-to-market and any gain (loss) is recognized in earnings. No such terminations of derivative transactions prior to contractual maturity occurred during 2000 or 1999. If the derivative fails to effectively perform as a hedge and/or does not qualify as a hedge, it is marked-to-market and any gain (loss) is recognized in earnings.

     From time to time the Company may use forward, option or futures contracts to hedge interest rate and currency exchange risk. At
December 31, 2000 and 1999, the Company had no forward, options or futures contracts outstanding.

     The Company may purchase interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating rate
debt.   The  Company  may enter into these agreements  to  change  the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Accordingly, the Company may enter into agreements to effectively convert variable-rate debt to fixed-rate debt to reduce the Company's risk of incurring higher interest costs due to rising interest rates. The cap agreements would entitle the Company to receive from the counterparties the amounts, if any, by which an interest rate index exceeds agreed-upon thresholds. As of December 31, 2000, the Company had no interest rate swap or cap agreements in place.

      As of December 31, 1999, the Company had two interest rate cap agreements outstanding with a total notional amount of $10.6 million and a carrying value of zero in its accounting records. The contracts had cap rates ranging from 6.375% to 6.4375% based upon one month LIBOR and had expiration dates between February and April 2000.

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

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

CAPTION
                                                     December 31, 2000     December 31, 1999
                                                   Carrying   Estimated   Carrying  Estimated
                                                    Amount    Fair value   Amount   Fair Value
                                                         (Dollars in thousands)
Assets:
 Cash and cash equivalents                           $46,046  $46,046    $ 42,352     $ 42,352
 Loans held for sale, net                             97,981   99,995     295,041      297,996
 Loans and asset portfolios, net                     118,293  118,293     705,353      722,109
 Retained interests in securitizaitons - trading     182,348  182,348     299,311      299,311
 Asset-backed securities - available for sale         54,142   54,142     107,005      107,005
 Accounts, notes and taxes receivable, net            61,271   61,271      21,088       21,088
 Mortgage servicing rights, net                       13,046   13,046       6,283        6,283
Liabilities:
 Accounts payable                                     13,528   13,528      20,098       20,098
 Notes payable and warehouse loans payable           135,270  135,270     810,505      810,505
 Senior subordinated notes                           362,491  205,661     580,033      362,249
Derivative Financial Instruments:
 Forward contracts                                                                        (408)

      The fair value of loans, asset-backed securities, retained interests in securitizations, notes payable and other debt, senior notes and senior subordinated notes were estimated based on quoted market prices when available, otherwise, they were based on present values of estimated cash flows using current entry-value interest rates applicable to each category of such financial instruments (which notes reflect the credit risk applicable to the instruments). Mortgage loans held for sale were valued at their contracted sales prices. The carrying amount of cash and cash equivalents, receivables, net of reserves, and accounts payable approximated fair value. The Company has reviewed its exposure on standby letters of credit and has determined that the fair value of such exposure is not material. The fair values of the interest rate cap agreements and forward contracts were estimated using market quotes. The fair value estimates presented herein were based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the date presented, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.


17.  Subsequent Events

      On March 28, 2001, Prudential agreed to extend the Prudential warehouse facilities (as described in Note 9) through May 31, 2001;
however,  they  will  not   fund thereunder any new conventional loans
after March 28, 2001.   The  new facilities  bear  an  interest rate of
3.00%  over  the  30-day  LIBOR through April 30, 2001 and 4.00% over
the 30-day LIBOR through May 31, 2001.   The  Company is currently
negotiating with lenders to  provide warehouse  financing  for
conventional  loans.   The Company anticipates that prior to May 31,
2001, it will obtain warehouse financing necessary to finance its existing portfolio of conventional loans and fund additional loans; however, no assurances can be given that such warehouse financing can be obtained. Until any such new warehouse financing is obtained, the Company's ability to fund additional loans will be substantially limited, which will have an adverse effect upon its operations and prospects. In the event that the Company cannot obtain new warehouse financing or obtain an additional extension of the Prudential warehouse facilities prior to May 31, 2001, it would be required to change its operations, which would have a material and adverse effect upon the operations and financial condition of the Company.

18.  Quarterly Financial Data (Unaudited)

      The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands, except per share amounts):

CAPTION
                                                                           Year Ended December 31, 2000
                                                                     First   Second    Third     Fourth
                                                                    Quarter  Quarter   Quarter   Quarter
Revenues                                                           $ 43,031  $ 46,079  $ 60,303  $ 21,244
Loss from continuing operations                                     (45,345)  (92,452)  (21,847) (155,309)
Income (loss) from discontinued operations, net of income taxes      47,346    (1,116)      (46)   (3,161)
Extraordinary gain on early retirement of debt, net of income taxes                       3,470    50,519
Net income (loss)                                                     2,001   (93,568)  (18,423) (107,951)

Weighted average earnings (loss) per common share - basic and diluted:
 Loss from continuing operations                                     $(4.70)   $(9.52)   $(2.25)  $(15.75)
 Income (loss) from discontinued operations, net of income taxes       4.91     (0.11)    (0.01)    (0.32)
 Extraordinary gain on early retirement of debt, net of income taxes                       0.36      5.12
 Net income (loss)                                                   $ 0.21    $(9.63)   $(1.90)  $(10.95)

                                                                             Year Ended December 31, 1999
                                                                      First     Second    Third    Fourth
                                                                     Quarter    Quarter  Quarter   Quarter
Revenues                                                           $102,822  $120,054  $ 69,244  $ 71,137
Income (loss) from continuing operations                              4,048    14,208   (76,479)  (91,155)
Income (loss) from discontinued operations, net of income taxes       6,190    (2,104)   (5,530)  (70,027)
Net income (loss)                                                    10,238    12,104   (82,009) (161,182)

Weighted average earnings (loss) per common share - basic:
 Income (loss) from continuing operations                             $0.42    $ 1.48    $(7.98)  $ (9.48)
 Income (loss) from discontinued operations, net of income taxes       0.65     (0.22)    (0.57)    (7.29)
 Net income (loss)                                                    $1.07    $ 1.26    $(8.55)  $(16.77)

Weighted average earnings per common share - diluted:
 Income (loss) from continuing operations                             $0.41    $ 1.16    $(7.98)  $ (9.48)
 Income (loss) from discontinued operations, net of income taxes       0.63     (0.17)    (0.57)    (7.29)
 Net income (loss)                                                    $1.04    $ 0.99    $(8.55)  $(16.77)

      Earnings (loss) per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter. As a result, the sum of the quarters may not necessarily be equal to the full year earnings (loss) per common share amount.




                     INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of AMRESCO, INC.:



      We have audited the accompanying consolidated balance sheets of AMRESCO, INC. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of AMRESCO, INC.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AMRESCO, INC. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 2, 2001 (except as to Note 17
   for which the date is March 28, 2001)