Form 10-Q
period 2001-03-31
AMRESCO INC
filed 2001-05-15
CIK 225569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

10,586,164 shares of common stock, $.25 par value per share, as of April 30, 2001.

                                      AMRESCO, INC.
                                        INDEX




                                                                                    Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Balance Sheets - March 31, 2001 and December 31, 2000                   3

  Consolidated Statements of Operations - Three Months Ended March 31, 2001 and 2000   4

  Consolidated Statement of Shareholders' Equity - Three Months Ended March 31, 2001   5

  Consolidated Statements of Cash Flows - Three Months Ended March 31, 2001 and 2000   6

  Notes to Consolidated Financial Statements                                           7

Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                                9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   15

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                             17

SIGNATURE                                                                             17



                                       PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                              AMRESCO, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                (In thousands, except for share amounts)

                                                                                  March 31,    December 31,
                                                                                     2001        2000
                                                                                 (Unaudited)
                        ASSETS
Cash and cash equivalents                                                         $  23,837    $  46,046
Loans held for sale, net                                                            153,706       97,981
Loans and asset portfolios, net                                                     114,123      117,314
Retained interests in securitizations - trading (at fair value)                     182,341      182,348
Asset-backed securities - available for sale (at fair value)                         50,195       54,142
Notes receivable                                                                     45,989       57,187
Accounts receivable, net of reserves of $758                                          2,972        4,084
Premises and equipment, net of accumulated depreciation of $10,320 and $9,768         2,457        2,996
Intangible assets, net of accumulated amortization of $26,138 and $23,497           119,464      122,105
Mortgage servicing rights, net of accumulated amortization of $2,911 and $2,106      12,907       13,046
Other assets                                                                         18,861       18,688
Net liabilities of discontinued operations                                                          (902)
TOTAL ASSETS                                                                      $ 726,852    $ 715,035

            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable                                                                $  12,148    $  12,260
  Accrued employee compensation and benefits                                          5,069        7,717
  Notes payable                                                                      47,769       57,111
  Warehouse loans payable                                                           122,294       78,159
  Senior subordinated notes                                                         362,115      362,491
  Income taxes payable                                                                  774        1,237
  Other liabilities                                                                  21,969       30,424
  Total liabilities                                                                 572,138      549,399

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $0.25 par value, authorized 30,000,000 shares; 10,791,032 and
    10,826,438 shares issued                                                          2,698        2,707
  Preferred stock, $1.00 par value, authorized 1,000,000 shares; none issued
  Capital in excess of par                                                          548,026      548,110
  Unamortized stock compensation                                                     (1,127)      (1,400)
  Treasury stock, $0.25 par value, 204,868 shares                                   (17,363)     (17,363)
  Accumulated other comprehensive loss                                               (2,249)      (1,703)
  Accumulated deficit                                                              (375,271)    (364,715)
    TOTAL  SHAREHOLDERS' EQUITY                                                     154,714      165,636
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 726,852    $ 715,035


See notes to consolidated financial statements.



                                      AMRESCO, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands, except per share data)
                                       (Unaudited)


                                                                    Three Months Ended
                                                                          March 31,
                                                                    2001         2000
REVENUES:
Interest and other investment income                             $ 15,953        $  34,155
Mortgage banking and servicing fees                                 1,967            2,004
Gain on sale of loans and investments, net                            349            1,422
Asset management and resolution fees                                  969            3,884
Other revenues (expense)                                           (1,017)           1,566
Total revenues                                                     18,221           43,031

EXPENSES:
Personnel                                                           6,781           18,096
Interest                                                           13,332           31,910
Loss on retained interests in securitizations                       1,142
Loss on disposal and impairment of assets                                           38,431
Other general and administrative                                    2,138           12,519
Depreciation and amortization                                       3,998            4,753
Provisions for loan and asset portfolio losses                      1,497            2,255
Total expenses                                                     28,888          107,964

Loss from continuing operations before income taxes               (10,667)         (64,933)
Income tax benefit                                                                 (19,588)
Loss from continuing operations                                   (10,667)         (45,345)
Income from discontinued operations,
   net of income taxes                                                              47,346
Income (loss) before extraordinary gain                           (10,667)           2,001
Extraordinary gain on early retirement of debt,
   net of income taxes                                                111
NET INCOME (LOSS)                                                $(10,556)       $   2,001

Weighted average earnings (loss) per common share -
   basic and diluted:
Loss from continuing operations                                    $(1.07)          $(4.70)
Income from discontinued operations, net of income taxes                              4.91
Extraordinary gain on early retirement of debt,
   net of income taxes                                               0.01
Net income (loss)                                                  $(1.06)          $ 0.21


Weighted average number of common shares outstanding:
Basic and diluted                                                   9,995            9,652


See notes to consolidated financial statements

                                                      AMRESCO, INC.
                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                            Three Months Ended March 31, 2001
                                                      (In thousands)
                                                       (Unaudited)

                                                                                      Accum
                                                                                      Other
                                           Common Stock  Capital in                   Compr.               Compr.
                                         $0.25 par value  Excess of        Treasury   Income     Accum     Income
                                           Shares Amount    Par     Other    Stock    (Loss)     Deficit   (Loss)    Total
JANUARY 1, 2001                             10,826 $2,707 $548,110 $(1,400) $(17,363) $(1,703) $(364,715)           $165,636

Comprehensive loss:
 Net loss                                                                                        (10,556) $(10,556)
 Other comprehensive income (loss):
  Foreign currency translation adjustments                                               (895)                (895)
  Tax effects of other comprehensive income                                               349                  349
  Other comprehensive loss                                                                                    (546)
Comprehensive loss                                                                                        $(11,102)  (11,102)
Amortization of unearned stock compensation                            180                                               180
Cancellation of common stock for unearned
  stock compensation                           (35)    (9)     (84)     93
MARCH 31, 2001                              10,791 $2,698 $548,026 $(1,127) $(17,363) $(2,249) $(375,271)           $154,714


See notes to consolidated financial statements.


                                            AMRESCO, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Dollars in thousands)
                                             (Unaudited)
                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                       2001        2000
OPERATING ACTIVITIES:
Net income (loss)                                                                   $(10,556)    $  2,001
Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities of continuing operations:
  Income from discontinued operations                                                             (47,346)
  Gain on sale of loans and investments                                                 (349)      (1,422)
  Extraordinary gain on early retirement of debt, net of income taxes                   (111)
  Loss on retained interests in securitizations                                        1,142
  Loss on disposal and impairment of assets                                                        38,431
  Depreciation and amortization                                                        3,998        4,753
  Accretion of interest income, net                                                      287       (4,475)
  Provisions for loan and asset portfolio losses                                       1,497        2,255
  Deferred income taxes                                                                             3,034
  Other                                                                                  665        6,218
    Changes in assets and liabilities:
    Loans held for sale, net                                                         (55,192)     144,784
    Retained interests in securitizations                                               (160)       2,153
    Other assets                                                                         447      (13,251)
    Accounts payable                                                                    (112)       2,487
    Income taxes payable/receivable                                                     (463)     (17,717)
    Warehouse loans payable                                                           44,135       13,976
    Other liabilities and accrued compensation and benefits                          (11,649)     (43,606)
      Net cash provided by (used in) operating activities of continuing operations   (26,421)      92,275

INVESTING ACTIVITIES:
  Origination of loans and purchase of asset portfolios                              (17,829)    (120,408)
  Collections on loans and asset portfolios                                           18,424      121,144
  Proceeds from sales of loans and asset portfolios                                   11,198      127,473
  Proceeds from sale of and collections on asset-backed securities                     2,934       34,177
  Origination and purchase of mortgage servicing rights                                              (111)
  Other	                                                                                 (13)       5,319
    Net cash provided by investing activities of continuing operations                14,714      167,594

FINANCING ACTIVITIES:
  Net proceeds from notes payable and other debt                                          75      123,674
  Repayment of notes payable and other debt                                           (9,675)    (594,622)
    Net cash (used in) financing activities of continuing operations                  (9,600)    (470,948)
Net cash provided by (used in) discontinued operations                                  (902)     198,124
Net decrease in cash and cash equivalents                                            (22,209)     (12,955)
Cash and cash equivalents, beginning of period                                        46,046       36,709
Cash and cash equivalents, end of period                                            $ 23,837     $ 23,754

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                                      $21,104      $49,890
  Income taxes paid                                                                       44          144
  Common stock cancelled for unearned stock compensation, net                            (93)        (301)


See notes to consolidated financial statements.



AMRESCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(Unaudited)

1. Basis of Presentation

	The accompanying unaudited consolidated financial statements of AMRESCO, INC. and subsidiaries (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. It is recommended that these statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

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


2. Discontinued Operations

	The Company sold its Commercial Mortgage Banking ("CMB") business and its asset management and real estate structured finance platforms on March 17, 2000 to Lend Lease (US) Services, Inc. ("Lend Lease"). Accordingly, the prior year results from the CMB business are shown as discontinued operations. The proceeds from the sale resulted in a pre-tax loss on disposal of assets of $33.1 million in continuing operations and a pre-tax gain on disposal of assets of $81.0 million in discontinued operations.

	The Company exercised the option to return Mortgage Investors Corporation to its former owners on April 20, 2000 and, accordingly, the operations of residential mortgage banking ("RMB") business were discontinued.

	Components of amounts reflected in the statement of operations and balance sheets of the discontinued operations are presented in the following table (in thousands):


Operations Statement Data:                                 Three Months Ended
                                                               March 31, 2000
                                                         CMB         RMB       Total
Revenues from external sources                         $27,872     $2,043    $29,915
Gain on sale of loans and investments, net               3,563      1,783      5,346
Gain on disposal of assets                              80,975                80,975
Interest expense                                         1,829        348      2,177
Depreciation and amortization                            3,123        228      3,351
Operating income (loss)                                 82,953    (10,602)    72,351
Income tax expense (benefit)                            29,034     (4,029)    25,005
Income (loss) from discontinued operations              53,919     (6,573)    47,346

Balance Sheet Data:                                        December 31, 2000
                                                         CMB         RMB       Total
Income tax receivable                                  $   364     $         $   364
Other assets                                                 2                     2
Accounts and other payables                             (1,268)               (1,268)
Net (liabilities) of discontinued operations           $  (902)    $         $  (902)

All assets (liabilities) of these discontinued operations have been disposed of by the end of March 31, 2001; operations ceased during 2000.


3. Notes Payable and Other Debt

Notes payable:
Non-recourse Debt - The Company has non-recourse debt which has been used to fund purchases of real estate mortgage backed securities, under-performing loan portfolios and retained interests in securitizations and is secured by the specific assets. At March 31, 2001, $47.8 million in non-recourse debt was outstanding secured by assets totaling $48.3 million. Retained interest financing totaling $8.9 million at December 31, 2000 was repaid January 26, 2001.

Other debt:
Warehouse Debt - The Interim Warehouse and Security
Agreement (the "Small Business Facility") dated February 26, 1998, between a wholly-owned subsidiary and separate legal entity of the Company and Prudential Securities Credit Corporation ("Prudential") provides financing in an amount not to exceed $200.0 million for the origination and purchase of small business loans. At March 31, 2001, $79.1 million was outstanding under the Small Business Facility. The Interim Warehouse and Security Agreement (the "Franchise Facility") dated March
17, 1998, between a wholly-owned subsidiary of the Company and Prudential provides financing in an amount not to exceed $150.0 million for the origination and purchase of certain franchise loans. The Franchise Facility and the Small Business Facility were amended March 28, 2001, to extend the maturity date to May 31, 2001; however, Prudential is not obligated to fund thereunder any new conventional loans. At March 31, 2001, $1.6 million was outstanding under the Franchise Facility. The total aggregate commitment amount for the Small Business Facility and Franchise Facility is limited to $250.0 million.

The Loan Agreement ("Transamerica Loan Agreement") dated
December 18, 1998 between AMRESCO Independence Funding, Inc. a wholly-owned subsidiary of the Company and, as such, a separate legal entity, and Transamerica Business Credit Corporation provides a working capital facility in the maximum aggregate principal amount of up to $75.0 million for the purpose of funding new Small Business Administration ("SBA") loans. The Transamerica Loan Agreement has a maturity date of December 31, 2001. At March 31, 2001, $41.6 million was outstanding under the Transamerica Loan Agreement.

Senior Subordinated Notes - During the first quarter of 2001, the
Company repurchased $0.3 million of its senior subordinated notes due 2003 and recorded $0.1 million as an extraordinary gain relating to such repurchase.

Interest - Interest on the Statements of Operations represents interest accrued on the various debt facilities of the Company for the respective periods plus amortization of deferred debt costs as shown below (in thousands):

                                                 Three Months Ended
                                                       March 31,
                                                   2001           2000
         Interest expense                        $12,840        $28,077
         Debt issuance costs                         492          3,833
         Interest                                $13,332        $31,910


4. Shareholders' Equity

	During first quarter 2001, approximately 35,000 unvested, restricted shares were cancelled due to certain employees leaving the Company's employ.


5. Segments

	The segment information that follows reflects certain changes made by management on January 1, 2001 to reflect how management makes decisions and analyzes operations. This allows for an easier analysis of the Company's continuing core businesses. With the movement of the assets and results of operations of the real estate structured finance, communication lending, builder finance, pay phone lending and undiscovered managers groups to the "Asset Management" segment, the "Commercial Finance" segment now consists of the conventional lending and SBA lending groups. Additionally, the assets and results of operations from the Company's residential mortgage backed securities have been moved from the "All Other" segment to the "Home Equity" segment. The prior period results of operations and segment assets have been restated to reflect these changes. The following represents the Company's reportable segment position as of and for the three months ended March 31, 2001 and 2000 (unaudited, in thousands):

                                                                       Three Months Ended March 31,
                   2001
                                                 Commercial     Asset       Home
                                                    Finance    Management  Equity       All Other Eliminations  Total
Revenues from external sources                   $ 12,665     $  2,199     $  2,651     $    706     $          $  18,221
Gain (loss) on sale of loans and
  investments, net                                  1,446       (1,097)                                               349
Interest expense                                    3,731        4,099       10,293       (4,791)                  13,332
Loss on retained interests in securitizations       1,142                                                           1,142
Depreciation and amortization                       3,476            4                       518                    3,998
Operating income (loss)                              (895)      (4,595)      (8,051)       2,874                  (10,667)
Segment assets (liabilities)                      361,379      150,894      (98,953)     620,032     (306,500)    726,852


                   2000
                                                 Commercial     Asset        Home
                                                    Finance     Management Equity       All Other Eliminations  Total
Revenues from external sources                   $ 14,152     $ 21,754     $  6,092     $   1,033     $         $  43,031
Gain (loss) on sale of loans and
    investments, net                                3,996       (2,612)          38                                 1,422
Interest expense                                    4,105       12,062        9,982         5,761                  31,910
Loss on disposal and impairment of assets                       19,865                     18,566                  38,431
Depreciation and amortization                       2,605          428          844           876                   4,753
Operating income (loss)                             1,443      (25,080)      (7,975)      (33,321)                (64,933)
Segment assets                                    267,062      351,441       45,597     1,147,150    (369,476)  1,441,774


6. 	New Accounting Standards

	In June 2000, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards No. 138 ("SFAS 138") Accounting for Certain Derivative Instruments and Certain Hedging Activities. This statement amended SFAS No. 133 ("SFAS 133") Accounting for Derivative Instruments and Hedging Activities, as amended. These two statements, which are required to be adopted for annual periods beginning after June 15, 2000, establish standards for recognition and measurement of derivative and hedging activities. The Company adopted SFAS 133 and SFAS 138 on January 1, 2001. The adoption of these standards did not have a material impact on the consolidated financial statements.


7. 	Subsequent Events

	On May 7, 2001, the Company repurchased $5.6 million principal amount of its senior subordinated notes and recorded a net gain after expenses and debt issuance costs of $2.4 million.

	On April 30, 2001, the Company sold its last two CMBS bonds for $5.0 million in cash and recorded a gain of $0.9 million.


Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

Overview

	The Company is a small and middle market business lending company, making loans primarily to franchisees of nationally recognized restaurant, hospitality and service organizations and to small business owners. In addition, the Company has retained certain assets from business operations which have been sold or discontinued and is in the process of liquidating such assets. The commercial finance line of business began operations in 1997 and focus on two lending sub-markets; conventional small and middle market business loans and government guaranteed Small Business Administration ("SBA") loans. The asset management segment owns and is in the process of liquidating asset portfolios and real estate loans and real properties most of which are managed by an unaffiliated third party. The home equity lending segment consists of a minority interest in a limited liability company, Finance America LLC ("Finance America"), which originates, purchases and sells nonconforming first mortgage loans, and the management of a portfolio of retained interests from previous securitizations.

	During the first quarter of 2001, the Company repurchased $0.3 million of its senior subordinated notes due 2003 and recorded $0.1 million as an extraordinary gain relating to such repurchase.

Results of Operations

	The following discussion and analysis presents by segment the significant changes in results of operations of the Company for the three months ended March 31, 2001 and 2000. Refer to Note 5 regarding changes in segment reporting. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.


(in thousands)                                                    Three Months Ended
                                                                     March 31,
                                                                   2001               2000
Revenues:
         Commercial finance                                      $ 12,665        $  14,152
         Asset management                                           2,199           21,754
         Home equity                                                2,651            6,092
         Corporate, other and intercompany eliminations               706            1,033
             Total revenues                                        18,221           43,031
Operating expenses:
         Commercial finance                                        13,560           12,709
         Asset management                                           6,794           46,834
         Home equity                                               10,702           14,067
         Corporate, other and intercompany eliminations            (2,168)          34,354
            Total operating expenses                               28,888          107,964
Operating income (loss):
         Commercial finance                                          (895)           1,443
         Asset management                                          (4,595)         (25,080)
         Home equity                                               (8,051)          (7,975)
         Corporate, other and intercompany eliminations             2,874          (33,321)
            Total operating income (loss)                         (10,667)         (64,933)
Income tax (benefit)                                                               (19,588)
Loss from continuing operations                                   (10,667)         (45,345)
Income from discontinued operations, net of taxes                                   47,346
Income (loss) before extraordinary gain                           (10,667)           2,001
Extraordinary gain on early retirement of debt, net of taxes          111
Net income (loss)                                                $(10,556)      $    2,001


Three Months Ended March 31, 2001 Compared to Three Months Ended
March 31, 2000

	The Company reported a 58% decrease in revenues from $43.0 million to $18.2 million. The decrease in revenues was due primarily to a decrease in the amount of assets and operations owned, resulting in decreases of $18.2 million in interest and other investment income, $2.9 million in asset management and resolution fees, $2.6 million in other revenues as well as $1.1 million in gain on sale of loans and investments. Operating loss from continuing operations decreased from $64.9 million for the first quarter of 2000 to $10.7 million for the first quarter of 2001. The decrease in operating loss was due primarily to decreases of (i) $38.4 million in loss on disposal and impairment of assets due to the prior year losses on the sale of assets and operations and the sale of the United Kingdom ("U.K.") assets and operations, (ii) $18.6 million in interest expense due to the repurchase of $217.7 million in senior subordinated debt since the end of the second quarter of 2000 and the termination of the senior credit facility on October 16, 2000, (iii) $11.3 million in personnel expense due to reduced corporate staff and the reduction in staff related to the asset management platforms which were sold and (iv) $10.4 million in general and administrative expense due to cost savings primarily related to asset management after its sale, the shutdown of home equity lending activities, the sale of real estate loans and the real estate platforms, the sale of the builder finance assets and reduced corporate costs. The decrease in revenues was partially offset by the savings from expense reductions. The change from net income of $2.0 million in the first quarter of 2000 to a net loss of $10.6 million was primarily due to prior year income from discontinued operations of $47.3 million, which more than offset the higher prior year operating loss noted above and income tax benefits in the prior year.

	Commercial Finance.  Revenues for the three months ended
March 31, 2001 primarily consisted of $9.2 million of interest income, $2.0 million in origination and servicing fees and $1.4 million of gain on sale of loans. The $1.5 million decrease in revenues from $14.2 million for the prior year period to $12.7 million for the three months ended March 31, 2001 related primarily to decreases of $2.6 million in gain on sale of loans and investments and $0.5 million in other revenue offset, in part, by a $1.3 million increase in interest and other investment income. The decrease in gain on sale of loans was due to a prior year quarter prefund gain on securitization compared to no such gains in the current year. The increase in interest and other investment income was due primarily to increased balances of conventional lending loans held for sale.

	Operating expenses for the quarter ended March 31, 2001 primarily consisted of $3.8 million of personnel expense, $3.7 million of interest expense, $3.5 million of depreciation and amortization, $1.3 million of other general and administrative expense and $1.1 million write down of retained interests in securitizations. The $0.9 million increase in expenses from $12.7 million for the prior year period to $13.6 million for the quarter ended March 31, 2001 was primarily due to the $1.1 million write down of retained interests in securitizations necessitated because of increased loan delinquencies and an increase of $0.9 million in depreciation and amortization due primarily to additional amortization due to increased goodwill associated with AMRESCO Commercial Finance, Inc. These increases were partially offset by decreases of $0.8 million of personnel expense and $0.4 million of interest expense.

	Asset Management.  Revenues for the three months ended
March 31, 2001 primarily consisted of $3.3 million of interest and other investment income and $1.0 million of asset management and resolution fees offset, in part, by $1.1 million in loss on sale of assets and $1.1 million in foreign currency losses. The $19.6 million decrease in revenues from $21.8 million for the first quarter of 2000 to $2.2 million for the first quarter of 2001 was primarily due to decreases of $16.6 million in interest and other investment revenue related primarily to the sale of the assets and operations of the builder finance group, lower balances of interest earning investments being managed by an unaffiliated third party and the real estate structured finance loan sale, $2.9 million in asset management and resolution fees related to lower asset balances and $1.5 million in other revenue. The decrease in other revenue was primarily due to the current year $1.1 million foreign currency loss from notes receivable related to the prior year sale of the U.K. assets and operations. Approximately $182.4 million of real estate structured finance loans were sold in the first quarter of 2000.

	Operating expenses for the quarter ended March 31, 2001 primarily consisted of $4.1 million in interest expense, $1.4 million in provision for loan losses, $0.8 million in personnel expense and $0.5 million in other general and administrative expenses. The $40.0 million decrease in expenses from $46.8 million for the prior year period to $6.8 million for the quarter ended March 31, 2001 was primarily due to decreases of $19.9 million in loss on disposal of assets related to the prior year loss on the sale of the asset management and real estate structured finance platforms and the sale of the U.K. assets and operations, $8.0 million in interest expense, $5.7 million in general and administrative expense, $5.4 million in personnel cost and $0.7 million in provision for loan and asset portfolio losses. These decreases were primarily due to the reduction in the amount of such assets resulting from the Lend Lease transaction, the sale of the U.K. assets and operations in the first quarter of 2000 and the sale of the assets and operations of the builder finance group in September 2000.

	Home Equity.  Revenues for the three months ended March
31, 2001 primarily consisted of $2.6 million of interest income from investments in residential mortgage backed securities, retained interests in securitizations and income from Finance America. The $3.4 million decrease in revenues from $6.1 million for the prior year period was primarily due to decreases of $5.4 million in interest income from retained interests in securitizations and $0.7 million in other revenue offset, in part, by a $2.7 million increase in investment income from Finance America.

	Operating expenses for the quarter ended March 31, 2001
primarily consisted of $10.3 million of interest expense and $0.4 million of other expenses. Operating expenses decreased by $3.4 million from $14.1 million for the prior year period to $10.7 million for the quarter ended March 31, 2001 primarily due to decreases of $2.6 million in other general and administrative expenses, $0.8 million in depreciation and amortization and $0.2 million in interest expense.
The decreases in expenses were primarily due to the transfer of the business to Finance America and the impairment of the remaining intangible balance in the fourth quarter of 2000.

	Corporate, Other and Intercompany Eliminations. Revenues of $0.7 million for the three months ended March 31, 2001 primarily consisted of interest income from the note receivable from the Lend
Lease transaction and interest earned on cash. The $0.3 million decrease in revenues from $1.0 million in the prior year quarter was primarily due to a decrease in interest income. The $36.5 million decrease in expenses from $34.4 million for the prior year period to $(2.2) million for the quarter ended March 31, 2001 was primarily due to decreases of $18.6 million in loss on disposal of assets related to the prior year loss on the sale to Lend Lease, $10.6 million in interest expense, $4.9 million in personnel expense and $2.1 million in general and administrative expense. Personnel and general and administrative expenses decreased due to a decrease in the number of corporate employees and interest expense decreased due to the senior subordinated debt repurchases and the elimination of the senior credit facility.


Liquidity and Capital Resources

	Cash and cash equivalents totaled $23.8 million at March 31, 2001. Cash flows provided by operating activities, principal collections and sales of loans, asset portfolios and asset-backed securities totaled $6.1 million for the first three months of 2001 compared to $375.1 million for the same period in 2000. The variance from the prior period was primarily due to the sale of the real estate structured finance portfolio for $170.2, the Lend Lease transaction, the sale of the U.K. assets and operations and higher proceeds and collections of asset-backed securities all in the prior year period. As of May 14, 2001, cash and cash equivalents totaled $14.9 million. The Company anticipates holding a majority of its current cash and cash equivalents for future working capital uses, loan repurchase obligations, senior subordinated note repurchases and other operating and financing needs. The following table is a summary of selected cash flow activity and debt ratios during the first three months of 2001 and 2000 (dollars in thousands):


                                                                   2001             2000
Net cash provided by (used in) operating activities
   of continuing operations                                      $(26,421)       $  92,275
Net cash provided by investing activities of
   continuing operations                                           14,714          167,594
Net cash (used in) financing activities of
   continuing operations                                           (9,600)        (470,948)
Net cash provided by (used in) discontinued operations               (902)         198,124
Other financial measures:
Cash flow from operations and collections on and sales
   of loans, asset portfolios and asset-backed securities.          6,135          375,069
Cash (used in repayment) of new capital and borrowings,
   net (excluding warehouse loans payable)                         (9,600)        (470,948)
Cash used for purchase of asset portfolios and originations
   of loans                                                       (17,829)        (120,519)


The following table is a summary of selected debt ratios as of March 31, 2001 and December 31, 2000:

                                                                    2001             2000
Ratio of total debt to equity                                       3.4:1            3.0:1
Ratio of core debt to equity (excludes indebtedness
   under warehouse lines of credit)                                 2.6:1            2.5:1



	The following table shows the components of the Company's loans held for sale, loans and asset portfolios, asset backed securities, notes receivable and retained interests in securitizations and the corresponding debt as of March 31, 2001 and December 31, 2000 (in millions):




                                                                          2001                   2000
                                                                 Asset        Debt          Assets  Debt
Loans held for sale:
   SBA                                                           $   54.8     $  41.6 (a)   $  51.5  $  39.1 (a)
   Conventional lending                                              95.8        80.7 (b,c)    42.2     39.1 (b,c)
   Other                                                              3.1                       4.3
      Total loans held for sale                                     153.7                      98.0

Loans:
   Homebuilder lending                                                4.1                       1.4
   Real estate structured finance and communication                  24.6                      26.5
   Other                                                              4.3                       5.1
     Total loans                                                     33.0                      33.0

Investments in loan and other asset portfolios:
   Loan portfolios                                                   30.8                      33.3
   Real estate                                                       22.7         1.8 (d)      24.2      1.7 (d)
   Partnerships, preferred stock and joint ventures                  21.2                      20.4
   Other                                                              6.4                       6.4
     Total purchased loan and other asset portfolios                 81.1                      84.3
Total loans and asset portfolios                                    114.1                     117.3

Asset-backed securities-available for sale:
   Commercial mortgage backed securities                              4.2 (g)                   7.6
   Residential mortgage backed securities                            46.0        46.0 (e)      46.5     46.5 (e)
     Total asset backed securities                                   50.2                      54.1

Notes receivable:
   Lend Lease sale                                                   26.9                      26.5
   U.K. asset sale                                                   15.6                      23.8
   Builders asset sale                                                3.5                       6.9
     Total notes receivable                                          46.0                      57.2

Retained interests in securitizations:
   Conventional lending                                             143.8                     144.4      8.9 (f)
   SBA                                                               26.2                      25.7
   Home equity lending                                               10.7                      10.6
   Pay phone lending in asset management                              1.6                       1.6
     Total retained interests in securitizations                    182.3                     182.3

Totals                                                            $ 546.3     $ 170.1       $ 508.9  $ 135.3

(a) Transamerica SBA warehouse line of credit
(b) Prudential small business warehouse line of credit
(c) Prudential franchise warehouse line of credit
(d) Other non-recourse debt
(e) Non-recourse debt related to securitization of RMBS assets
(f) Repurchase agreement non-recourse financing
(g) CMBS assets were sold on April 30, 2001 for $5.0 million


	The following table shows the components of the Company's capital structure, including certain short-term debt, as of March 31, 2001 and December 31, 2000 (dollars in millions):


                                                                       2001         2000

                                                                         % of           % of
                                                                 Dollars Total  Dollars Total
              Shareholders' equity                               $154.7   23%   $165.6   25%
              Senior subordinated notes                           362.1   53     362.5   55
              Warehouse loans payable                             122.3   18      78.2   12
              Notes payable                                        47.8    6      57.1    8
              Total                                              $686.9  100%   $663.4  100%


	Total assets increased $11.9 million to $726.9 million at March 31, 2001 from $715.0 million at December 31, 2000. The increase was primarily due to the accumulation of loans held for sale in future securitization.

See Note 3, "Notes Payable and Other Debt", included in "Item 1.
Financial Statements" for a discussion of changes in the Company's debt facilities since December 31, 2000.

General

The primary sources of the Company's liquidity currently include internally generated funds, as well as, to the extent described above, the warehouse facilities, sales of assets and cash balances. Prudential has informed the Company that it has ceased its business operations under which the Prudential warehouse facilities (as described in Note 3) were issued. On March 28, 2001, Prudential agreed to extend the Prudential warehouse facilities through May 31, 2001; however, Prudential is not obligated to fund thereunder any new conventional loans. The Company is currently negotiating with lenders to provide warehouse financing. The Company currently anticipates that prior to May 31, 2001, it will have obtained warehouse financing necessary to finance its existing portfolio of conventional loans; however, no assurances can be given that such warehouse financing can be obtained.
Until any such new warehouse financing is obtained, the Company's ability to fund additional loans will be substantially limited, which will have an adverse effect upon its operations and prospects. In the event that the Company cannot obtain new warehouse financing or obtain an additional extension of the Prudential warehouse facilities prior to May
31, 2001, it would be required to curtail its operations, which would have a material and adverse effect upon the operations and financial condition of the Company. In addition, the Company presently plans to sell its loans held for sale through the securitization market. Recent high industry default rates have made it much more difficult to securitize small business and franchise loans. The Company does not have sufficient liquidity to buy back loans currently warehoused under the Prudential line of credit if the Company was unable to securitize its loans, which would have a material effect on the operations and financial condition of the Company. Any cash in excess of the day to day operating needs of the Company may be utilized in connection with the expansion of existing businesses and the continued repurchasing of its outstanding subordinated notes. No assurance can be given that excess cash will be available or, that if available, could be utilized to expand existing businesses or repurchase any more of its outstanding subordinated notes.

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

Recent Developments

	 On May 7, 2001, the Company repurchased $5.6 million principal amount of its senior subordinated notes and recorded a net gain after expenses and debt issuance costs of $2.4 million. The Company intends to continue to repurchase at a discount from par its senior subordinated notes as it has available cash.

	On April 30, 2001, the Company sold its last two CMBS bonds for $5.0 million in cash and recorded a gain of $0.9 million. The Company intends to continue to sell or collect its non core assets in order to generate cash to repurchase at a discount from par its senior subordinated notes.

	The Company has announced that it has hired Greenhill and Co. to assist the Board in evaluating strategic alternatives to maximize shareholder value. In conjunction with the hiring of Greenhill, the Company is currently in discussions with third parties in an effort to explore opportunities to provide funds to expand its business lending operations and accelerate its deleveraging program.

Other Matters

	Prepayment rates on the Company's conventional lending and SBA loan securitizations are in line with expectations; however, the delinquency rate on such loans has recently exceeded expectations. Delinquencies in excess of 30 days for the conventional lending loans have increased from 8.98% at December 31, 2000 to 13.91% at March 31, 2001 and for the SBA loans have also increased from 6.70% at December 31, 2000 to 8.26% at March 31, 2001. The delinquency rates at April 30, 2001 increased to 15.15% and 8.95% for conventional lending and SBA loans, respectively. Assuming other assumptions are stable and the delinquency rate for conventional loans does not decrease, write-downs of the Company's retained interests relating to such securitizations and intangible assets will most likely be necessary. The discount rate used to value the retained interests is influenced primarily by volatility and predictability of the underlying cash flows which generally become more certain as the securities season. The Company recorded a write down of $1.1 million on its retained interests during the quarter primarily due to delayed cash flow related to delinquencies for conventional lending loans.

The actual constant default rate on the Company's home equity securitizations from inception to date is 2.0% and is projected to be 7.9% for the next twelve months. The actual loss severity rate from inception to date is 43.5% and is projected to be 43.8% over the next twelve months. Through March 31, 2001, the weighted average annual prepayment rate was 25.7% for the period from inception of each security and is modeled to be 26.5% for the next twelve months. The Company did not take any write downs of its home equity retained interests in securitizations; however, future performance will dictate what write-downs, if any, will be needed.

The weighted-average discount rates used to value the Company's retained interests from commercial finance and from home equity securitizations at March 31, 2001 were 14.4% and 18.1%, respectively.
The Company utilized, for initial valuation purposes, discount rates ranging from 14% - 20% for its commercial finance franchise loan securitizations, an 18% discount rate on its commercial finance small business loan securitizations and a 20% discount rate on its home equity securitizations. The lower discount rates on the commercial finance securitizations were due to the reduced risk resulting from a borrower cross-collateralization feature as well as lower prepayment risk in these securitizations. Retained interests in securitizations at March 31, 2001 consisted of $143.8 million of commercial finance conventional loan interests, $26.2 million of commercial finance SBA loan interests, $10.7 million of home equity loan interests and $1.6 million of pay phone loan interests, included in the asset management segment.


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

	The following is a discussion of the Company's primary market risk exposures as of March 31, 2001, including a discussion of how those exposures are managed.

Interest Rate Risk

	The Company is subject to interest rate risk through its normal operating activities. The Company generates and holds fixed rate loans and investments through its origination and asset management activities.
A substantial portion of these fixed rate loans and investments are financed by LIBOR based notes payable and warehouse loans payable. In addition, in the normal course of business, the Company is a party to financial instruments (including derivatives) with off-balance sheet risk. These financial instruments help to hedge against changes in interest rates. Derivatives have been used to lower funding costs, to diversify sources of funding, or to alter interest rate exposures arising from mismatches between assets and liabilities. The Company does not use derivative financial instruments for trading or speculative purposes, nor has been party to highly leveraged derivatives. From time to time, these financial instruments include interest rate cap agreements, put options and forward and futures contracts. The instruments involve, to varying degrees, elements of risk in excess of the amount recognized in the consolidated statements of financial condition. The Company controls the risk of its hedging agreements, interest rate cap agreements and forward and futures contracts through approvals, limits and monitoring procedures.

	Interest rate sensitivity analyses are used to measure the Company's interest rate risk related to its trading and other than trading portfolios by computing hypothetical changes in fair values of interest rate sensitive assets, liabilities and off balance sheet items in the event of a hypothetical changes in interest rates. The following tables summarize the Company's interest rate sensitivity analyses as of March 31, 2001 (dollars in millions):





	Retained Interests in Securitization (trading):

  Change in                            Hypothetical    Hypothetical
Interest Rates   Fair Value          Change ($)      Change (%)
           10 %     $176.5               $(5.8)           (3.2)%
            0        182.3                   -               -
          (10)%      187.9                 5.6             3.1


Retained interests in securitization have been generated primarily from the Commercial Finance and Home Equity divisions. The performance of the retained interests vary by securitization based upon numerous factors, including, loan type, collateral underlying loans, year of origination, market conditions at origination and changes in market conditions subsequent to origination. The fair value of each retained interest and their sensitivity to changes in interest rates have been determined based upon discounted cash flow analysis of each securitization, utilizing various discount rates, prepayment rates and loss assumptions.


Other than Trading:

Change in                            Hypothetical    Hypothetical
Interest Rates   Fair Value          Change          Change
           10 %     $ 67.2               $(5.9)           (8.1)%
            0         73.1                   -               -
          (10)%       79.0                 5.9             8.1


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

Foreign Exchange Risk

	Foreign exchange risk arises from the possibility that changes in foreign exchange rates will impact the value of financial instruments. The Company is subject to foreign exchange risk to the extent its income bearing assets exceeds its related foreign denominated debt. The following table summarizes the hypothetical impact to the Company's financial position as of March 31, 2001, due to changes in foreign currency exchange rates (dollars in millions):



    Change in
      Foreign
 Exchange Rates                      Hypothetical    Hypothetical
 per Dollar      Fair Value            Change        Change
           10%      $ 23.0               $(2.7)           (10.5)%
            0         25.7                   -               -
          (10)%       29.0                 3.3             12.8%



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


PART II.  OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K.

       (a)     Exhibits and Exhibit Index

               Exhibit No.
               11       Computation of Per Share Earnings

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMRESCO, INC.
                                         Registrant


Date:  May 15, 2001                  By: /s/JONATHAN S. PETTEE
                                         Jonathan S. Pettee
                                         Executive Vice President
                                         and Chief Financial Officer